Form 10-Q
period 1996-03-31
STERLING COMMERCE INC
filed 1996-05-13
CIK 1005291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
       (Mark One)
       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1996

                                 or

       ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________ to __________

                          COMMISSION FILE NO. 1-14196

                            STERLING COMMERCE, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-2623341
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

                   8080 NORTH CENTRAL EXPRESSWAY, SUITE 1100
                             DALLAS, TEXAS  75206
         (Address of principal executive offices, including zip code)

                                (214) 891-8600
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [_]                       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title               Shares Outstanding as of May 8, 1996
            -----               ------------------------------------
Common Stock, $.01 par value                  75,000,000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                                       Page
                                                                                       ----

Sterling Commerce, Inc. Consolidated Balance Sheets at March 31, 1996 and
  September 30, 1995.................................................................     3

Sterling Commerce, Inc. Consolidated Statements of Operations for the Three and Six
  Months Ended March 31, 1996 and 1995...............................................     4

Sterling Commerce, Inc. Consolidated Statements of Stockholders' Equity for the Six
  Months Ended March 31, 1996 and 1995...............................................     5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the Six Months
  Ended March 31, 1996 and 1995......................................................     6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements...................     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................    15

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                 A S S E T S

                                                                                MARCH 31        SEPTEMBER 30
                                                                                  1996              1995
                                                                                --------        ------------
                                                                               (UNAUDITED)
Current assets:
 Cash and cash equivalents...................................................    $ 41,485        $    395
 Accounts and notes receivable, net..........................................      51,147          49,155
 Amounts due from Sterling Software..........................................       1,192
 Deferred income taxes.......................................................       2,943           3,463
 Prepaid expenses and other current assets...................................       5,990           3,041
                                                                                 --------        --------
  Total current assets.......................................................     102,757          56,054
Property and equipment, net of accumulated depreciation of $23,993 at
 March 31, 1996 and $18,943 at September 30, 1995............................      33,907          25,838

Computer software, net of accumulated amortization of $38,594 at
 March 31, 1996 and $34,112 at September 30, 1995............................      32,859          32,263

Excess cost over net assets acquired, net of accumulated amortization of
 $3,302 at March 31, 1996 and $3,087 at September 30, 1995...................      10,044          10,259

Other assets.................................................................       4,223           4,564
                                                                                 --------        --------
                                                                                 $183,790        $128,978
                                                                                 ========        ========

                     L I A B I L I T I E S   A N D   S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities....................................    $ 22,466        $ 21,442
 Deferred revenue............................................................      34,480          30,920
                                                                                 --------        --------
  Total current liabilities..................................................      56,946          52,362

Deferred income taxes........................................................      18,994          17,749
Other noncurrent liabilities.................................................       6,840           5,680

Stockholders' equity:
 Preferred stock, $.01 par value; 50,000,000 shares authorized...............
 Common stock, $.01 par value; 150,000,000  shares authorized;  75,000,000
 shares issued and outstanding at March 31, 1996.............................         750

 Additional paid-in capital..................................................      93,971
 Retained earnings...........................................................       6,289
 Stockholder's net investment................................................                      53,187
                                                                                  --------       --------
   Total stockholders' equity................................................      101,010         53,187
                                                                                  --------       --------
                                                                                  $183,790       $128,978
                                                                                  ========       ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                             THREE MONTHS         SIX MONTHS
                                            ENDED MARCH 31      ENDED MARCH 31
                                          ------------------  ------------------
                                            1996      1995      1996      1995
                                          --------  --------  --------  --------
Revenue:
 Products...............................   $20,508   $15,047  $ 37,911   $30,366
 Product support........................    13,784    11,367    27,261    21,833
 Services...............................    23,100    17,664    44,887    34,701
 Royalties from affiliated company......     4,684     2,197     8,167     4,471
                                           -------   -------  --------   -------
                                            62,076    46,275   118,226    91,371
Costs and expenses:
 Cost of sales:
  Products and product support..........     7,838     5,909    15,059    11,764
  Services..............................     5,498     3,739    10,193     7,476
                                           -------   -------  --------   -------
                                            13,336     9,648    25,252    19,240

 Product development and enhancement....     3,777     4,032     7,065     7,631
 Selling, general and administrative....    22,904    16,535    43,159    33,838
                                           -------   -------  --------   -------
                                            40,017    30,215    75,476    60,709
                                           -------   -------  --------   -------
Income before other expense and income
 taxes..................................    22,059    16,060    42,750    30,662

Other expense...........................                 113       210       172
                                                     -------  --------   -------
                                                         113       210       172
                                                     -------  --------   -------

Income before income taxes..............    22,059    15,947    42,540    30,490
Provision for income taxes..............     8,824     6,379    17,016    12,196
                                           -------   -------  --------   -------
Net income..............................   $13,235   $ 9,568  $ 25,524   $18,294
                                           -------   -------  --------   -------

Income per common share:
 Net income:
  Pro forma.............................                $.13                $.25
                                                     -------             -------
  Primary...............................      $.18                $.34
                                           =======            ========
  Fully diluted.........................      $.18                $.34
                                           =======            ========
Average common shares outstanding.......    73,734    73,200    73,466    73,200
                                           =======   =======  ========   =======

                           See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                              COMMON STOCK
                                          --------------------                                SHAREHOLDERS'       TOTAL
                                          NUMBER OF                 ADDITIONAL      RETAINED       NET        STOCKHOLDERS'
                                           SHARES    PAR VALUE    PAID-IN CAPITAL   EARNINGS    INVESTMENT        EQUITY
                                          ---------  ---------    ---------------   --------  -------------   -------------
Balance at September 30, 1994...........                                                      $ 43,051        $ 43,051
 Net income.............................                                                        18,294          18,294
 Net cash distributed to Sterling
  Software..............................                                                       (15,835)        (15,835)
 Other..................................                                                          (932)           (932)
                                                                                              --------        --------
Balance at March 31, 1995...............                                                      $ 44,578        $ 44,578
                                                                                              ========        ========
Balance at September 30, 1995...........                                                      $ 53,187        $ 53,187
 Formation transactions (Note 3)........      73,200      $732       $53,871                   (54,603)
 Net proceeds from initial public
  offering..............................       1,800        18        40,100                                    40,118
 Net cash distributed to Sterling Software                                                     (17,819)        (17,819)
 Net income.............................                                            6,289       19,235          25,524
                                             ======       ====       =======       ======     ========        ========
Balance at March 31, 1996...............     75,000       $750       $93,971       $6,289                     $101,010
                                             ======       ====       =======       ======     ========        ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               SIX MONTHS
                                             ENDED MARCH 31
                                          -------------------
                                            1996       1995
                                          --------   --------
Operating activities:
 Net income.............................  $ 25,524   $ 18,294
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization........    10,282      7,944
   Provision for losses on accounts
    receivable..........................       499        245
   Provision for deferred income taxes..     1,765      2,266
   Changes in operating assets and
    liabilities, net of effect of
    business acquisitions:
      Increase in accounts and notes
       receivable.......................    (2,964)    (4,546)
      Increase in amounts due from
       Sterling Software................    (1,192)
      Increase in prepaids and other
       assets...........................    (3,612)      (666)
      Increase in accounts payable and
       accrued liabilities..............       749      3,165
      Increase in deferred revenue......     3,560      4,745
      Other.............................       335       (327)
                                          --------   --------
       Net cash provided by operating
        activities......................    34,946     31,120

Investing activities:
 Purchases of property and equipment....   (10,599)    (6,963)
 Purchases and capitalized cost of
  development of computer software......    (5,742)    (4,717)
 Business acquisitions, net of cash
  acquired..............................      (185)    (3,990)
   Other................................                  192
                                          --------   --------
       Net cash used in investing
        activities......................   (16,526)   (15,478)

Financing activities:
 Net proceeds from stock issuance.......    40,118
 Proceeds from the sale of installment
  receivables...........................       768        556
 Other..................................      (397)      (527)
                                          --------   --------
       Net cash provided by financing
        activities......................    40,489         29
Net cash distributed to Sterling
 Software...............................   (17,819)   (15,835)
                                          --------   --------

Increase (decrease) in cash and cash
 equivalents............................    41,090       (164)

Cash and cash equivalents at beginning
 of period..............................       395        379
                                          --------   --------

Cash and cash equivalents at end of
 period.................................  $ 41,485   $    215
                                          ========   ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

          The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1995 (including the notes thereto), set forth in the Company's Registration Statement on Form S-1 (No. 33-80595). The financial statements were prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from the assumptions used by management in preparation of the financial statements.

     Revenue

          Revenue from license fees for software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as products are delivered. Services revenue and revenue from products involving installation or other services are recognized as the services are performed. Services revenue earned but not invoiced at the end of a month is recognized as revenue in such month and recorded as unbilled accounts receivable until invoiced in the following month. Royalties from affiliated company represent royalties earned from Sterling Software, Inc. ("Sterling Software") and certain of its subsidiaries acting as international distributors of certain of the Company's products outside of the United States and Canada.

          Product support contracts entitle the customer to telephone support, bug fixing and the right to receive software updates as they are released. Revenue from product support contracts, including product support included in initial license fees, is recognized ratably over the contract period. All significant costs and expenses associated with product support contracts are expensed as incurred, which approximates ratable expenses over the contract period.

          When products, product support and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded and related costs paid in advance are deferred.

    Income Taxes

          The Company has entered into a tax allocation agreement with Sterling Software covering the period of time the Company has been and continues to be included in Sterling Software's consolidated tax returns. (See Note 3
"Initial Public Offering, Formation Transactions and Proposed Distribution.") The Company's operations have historically been included in income tax returns filed by Sterling Software as part of its corporate group. Income tax expense in the accompanying financial statements has been computed assuming the Company filed returns separately from the Sterling Software group of companies. Deferred taxes result primarily from the use of accelerated depreciation for tax purposes, expensing of development costs and the timing of deductions for expenses under certain employee benefit plans and accrued expenses.

    Earnings Per Share

          Pro forma net income per common share is calculated as though there were 73,200,000 shares outstanding throughout the periods presented. Net income per common share is calculated as though there were 73,200,000 shares outstanding, together with the weighted average of additional shares and common stock equivalents resulting from the Offering (as defined below).

    Transactions with Affiliated Companies

          Amounts payable and receivable from Sterling Software arise as a result of various transactions between the Company and Sterling Software, including the Company's participation in Sterling Software's central cash management program, royalties paid to the Company as a result of Sterling Software and certain of its subsidiaries acting as international distributors of certain of the Company's products, tax expense charged to the Company and other expenses incurred on behalf of the Company.


2.  UNAUDITED INTERIM FINANCIAL STATEMENTS

          The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

3.  INITIAL PUBLIC OFFERING, FORMATION TRANSACTIONS AND PROPOSED DISTRIBUTION

          Sterling Software incorporated the Company in Delaware as a wholly owned subsidiary in December 1995. The Company completed its initial public offering (the "Offering") of 13,800,000 shares of common stock, par value $.01 per share ("Common Stock"), on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Common Stock then owned by it and the Company sold 1,800,000 previously unissued shares of Common Stock. The Offering price was $24 per share of Common Stock resulting in net proceeds to Sterling Software of approximately $267,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. The Offering resulted in net proceeds to the Company of approximately $40,118,000 after deducting underwriting discounts and commissions and the Company's pro rata share of Offering expenses.

          In contemplation of the Offering, among other things, (i) Sterling Software caused to be transferred to or merged into the Company all of the subsidiaries previously comprising Sterling Software's Electronic Commerce Group, (ii) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software's International Group and certain assets relating to the electronic commerce business previously conducted by Sterling Software's Federal Systems Group, and (iii) the Company entered into the contractual arrangements described below.

Ownership of Common Stock

Sterling Software currently owns 61,200,000 shares of Common Stock, constituting 81.6% of the total number of shares of Common Stock outstanding. The Company and Sterling Software have entered into a Stock Registration and Option Agreement pursuant to which Sterling Software, during the period between the completion of the Offering and the completion of the proposed Distribution (as defined below), will have an option to purchase from the Company in one or more transactions at then-current market prices such number of shares of Common Stock as Sterling Software may determine to be necessary to allow Sterling Software to continue to include the Company in Sterling Software's consolidated federal income tax return or to ensure the tax-free nature of the Distribution. In addition, Sterling Software may engage in open-market purchases of Common Stock.

          So long as Sterling Software beneficially owns a majority of the outstanding Common Stock, it will have the ability to elect all of the members of the Board of Directors of the Company and otherwise control the management and affairs of the Company. In addition, certain directors and executive officers of the Company are also directors and executive officers of Sterling Software. Certain provisions of the Company's Certificate of Incorporation and Bylaws and of applicable law will also facilitate Sterling Software's ability to exercise control of the Company.

Proposed Distribution

          Sterling Software has announced that it intends to distribute pro rata to its stockholders as a dividend all or substantially all of its remaining shares of Common Stock by means of a tax-free distribution (the "Distribution"). The Distribution will be subject to certain conditions, including approval by Sterling Software's stockholders of both the Distribution and a new Sterling Software stock option plan and the declaration by Sterling Software's Board of Directors of a dividend of the shares of Common Stock then owned by Sterling Software. Sterling Software has advised the Company that such declaration will be conditioned upon the receipt of a favorable ruling from the Internal Revenue Service ("IRS") as to the tax-free nature of the Distribution and the absence of any change in market conditions or other circumstances that would cause the Board of Directors of Sterling Software to conclude that the Distribution is not in the best interests of the stockholders of Sterling Software. Sterling Software has informed the Company that it has applied to the IRS for a ruling as to the tax-free nature of the Distribution, and that Sterling Software presently anticipates that the Distribution will occur prior to September 30, 1996. Sterling Software has advised the Company that Sterling Software has not determined what action, if any, it would take if it were not to receive the favorable tax ruling or the applicable stockholder approvals. No assurance can be given that the favorable tax ruling or applicable stockholder approvals will be obtained or that, in any event, the Distribution will occur, or that, if it does not receive the favorable tax ruling or applicable stockholder approvals, Sterling Software will not sell its shares of Common Stock to reduce its investment in the Company. Sterling Software's stockholder meeting for the purpose of considering and acting upon the Distribution and the adoption of Sterling Software's new stock option plan will be held on May 29, 1996.

          The actual number of shares of Common Stock to be distributed with respect to each outstanding share of Sterling Software common stock ("Software Stock") will depend upon the number of shares of Software Stock outstanding on the record date established by the Sterling Software Board, the number of shares of Common Stock owned by Sterling Software on such record date and the number of shares of Common Stock, if any, which may be required to be retained by Sterling Software to honor certain warrant obligations, if such warrants are not exercised prior to such record date. In any event, in excess of 99% of the shares of Common Stock owned by Sterling Software will be included in the Distribution.


Contractual Arrangements with Sterling Software

          In anticipation of the Offering, and in view of Sterling Software's intention to undertake the Distribution, the Company and Sterling Software entered into a number of agreements. These agreements, which became effective upon the completion of the Offering, include a Services Agreement, a Space Sharing Agreement, a Data Processing Agreement, a Tax Allocation Agreement, an International Marketing Agreement, a Master Software License Agreement, an Indemnification Agreement and a Stock Registration and Option Agreement. As a result of Sterling Software's ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arm's-length negotiation. The Company has been advised by Sterling Software that it intends that, for as long as Sterling Software beneficially owns a majority of the outstanding Common Stock, the terms of any future transactions and agreements between the Company and Sterling Software or its affiliates will be at least as favorable to the Company as could be obtained from third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

          Total revenue increased $15,801,000, or 34%, in the second quarter of 1996 over the same period of 1995 due to a 36% increase in the products revenue, a 21% increase in product support revenue, a 31% increase in services revenue and a 113% increase in royalties from Sterling Software's International Group. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. For the three months ended March 31, 1996, 35% of the Company's software product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 32% for the same period in 1995. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is due to an increase in the customer base, primarily in the grocery, hardlines and retail vertical markets, and increases in the processing volume for existing customers. The increase in royalties revenue is the result of an increase in product sales and product support outside of the United States and Canada.

          Total costs and expenses increased $9,802,000, or 32%, on revenue growth of 34%, primarily due to an increase in cost of goods sold and an increase in selling, general and administrative expense. Cost of goods sold increased $3,688,000, or 38%, when compared with the same period of last year due to increases in depreciation and amortization. These increases are the result of an increase in property and equipment purchases as well as the amortization associated with the release of new software products. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

          Product development and enhancement expense of $3,777,000 for the second quarter of 1996 is net of $2,807,000 of capitalized software development costs. This compares to product development and enhancement expense of $4,032,000 for the second quarter of 1995, which is net of $2,514,000 of capitalized software development costs for the same period. Total software development costs capitalized during the second quarter of 1996 and 1995 represent 43% and 38% of total product development and enhancement expense for the quarter ended March 31, 1996 and 1995, respectively. Software amortization expense is $2,601,000 and $2,176,000 for the second quarter of 1996 and 1995, respectively.

          Selling, general and administrative expense increased $6,369,000, or 39%, primarily due to an increase in sales, marketing and customer support activities needed to support the revenue growth.

SIX MONTHS ENDED MARCH 31, 1996 AND 1995

          Total revenue increased $26,855,000, or 29%, in the first six months of 1996 over the same period of 1995 due to a 25% increase in the products revenue, a 25% increase in product support revenue, a 29% increase in services revenue and an 83% increase in royalties from Sterling Software's International Group. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. For the six months ended March 31, 1996, 43% of the Company's software product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 34% for the same period in 1995. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is due to an increase in the customer base, primarily in the grocery, hardlines and retail vertical markets, and increases in the processing volume for existing customers. The increase in royalties revenue is the result of an increase in product sales and product support outside of the United States and Canada.

          Total costs and expenses increased $14,767,000, or 24%, on revenue growth of 29%, primarily due to an increase in cost of goods sold and an increase in selling, general and administrative expense. Cost of goods sold increased $6,012,000, or 31%, when compared with the same period of last year due to increases in depreciation and amortization. These increases are the result of an increase in property and equipment purchases as well as the amortization associated with the release of new software products. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

          Product development and enhancement expense of $7,065,000 for the first six months of 1996 is net of $5,742,000 of capitalized software development costs. This compares to product development and enhancement expense of $7,631,000 for the first six months of 1995, which is net of $4,428,000 of capitalized software development costs for the same period. Total software development costs capitalized during the second quarter of 1996 and 1995 represent 45% and 37% of total product development and enhancement expense for the six months ended March 31, 1996 and 1995, respectively. Software amortization expense is $4,902,000 and $4,257,000 for the first six months of 1996 and 1995, respectively.

          Selling, general and administrative expense increased $9,321,000, or 28%, primarily due to an increase in sales, marketing and customer support activities needed to support the revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

   On March 13, 1996, the Company issued and sold 1,800,000 shares of Common Stock in the Offering for net proceeds, after deducting underwriting discounts and commissions and the Company's pro rata share of offering expenses, of $40,118,000. Prior to the completion of the Offering, all cash in excess of the Company's daily cash requirements was transferred to Sterling Software pursuant to Sterling Software's centralized cash management system, which was terminated as to the Company as of the close of business on March 12, 1996. Sterling Software continues to provide cash management services to the Company on an interim basis pursuant to the services agreement ("the Services Agreement") (which will automatically terminate on the occurrence of the Distribution and is otherwise terminable by either party on or after September 30, 1996). The Services Agreement provides, among other things, for (i) Sterling Software to advance to the Company funds sufficient to meet its daily cash requirements and
(ii) the

Company to advance to Sterling Software all cash generated by the Company (other than the net proceeds of the Offering) in excess of the Company's daily cash requirements. At March 31, 1996, outstanding net advances by the Company to Sterling Software under the Services Agreement totaled $1,192,000.

   The Company had $45,811,000 of working capital at March 31, 1996, including $41,485,000 of cash and cash equivalents. Approximately $40,118,000 of the cash and cash equivalents resulted from the net proceeds of the Offering. Days sales outstanding, measured on a quarterly basis, dropped from 83 days for the quarter ended December 31, 1995 to 80 days for the quarter ended March 31, 1996. Net cash flows from operations increased $3,826,000 to $34,946,000 in the first six months of 1996 as compared to the first six months of 1995, primarily due to higher operating profits and higher non-cash charges. Cash flows from operations, to the extent not distributed to Sterling Software, were used to fund operations and capital expenditures, including capitalized software. Property and equipment purchases of $10,599,000 in the first six months of 1996 include purchases made for equipment upgrades for network processing systems and computer equipment purchases to support the continuing growth in revenue.

   At March 31, 1996, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations from internally generated funds and available cash balances. No significant commitments exist for future capital expenditures. The Company believes available balances of cash and cash equivalents combined with cash flows from operations are sufficient to meet the Company's cash requirements for the foreseeable future.

   The Company's business strategy includes the selective acquisition of products and businesses to facilitate the expansion of its operations. Such acquisitions, if any, are expected to be funded from cash on hand, cash from operations, issuance of Company securities, bank borrowings or other capital markets transactions or a combination of one or more of the foregoing.

OTHER MATTERS

     Demand for many of the Company's products tends to improve with increased inflation as customers strive to increase employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor intensive cost structure could adversely affect its results of operations to the extent the Company might not be able to recover increased operating costs through increased product licensing and prices.

   The assets and liabilities of non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Translation gains and losses are included as an adjustment to retained earnings.

   The Company's acquisition strategy contributes in part to the Company's growth in revenue and operating profit. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

   This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements that are based on information available to the Company's management and various estimates, assumptions and predictions made by the Company's management. When used in SEC Filings, the words "anticipate," "contemplate," "estimate," "expect," "future," "intend," "plan" and similar expressions are intended to identify forward-looking statements. Such statements are subject to inherent uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, the uncertainties described under the caption "Risk Factors" or elsewhere in the Company's Registration Statement on Form S-1 (No. 33-80595). Such statements are also subject to various uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners and competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Consequently, actual events, circumstances, consequences, effects and results may vary significantly from those described in or contemplated by such forward looking statements.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

3(a)          --Third Amended and Restated Certificate of Incorporation of the
                Company filed March 4, 1996 (1)

3(b)          --Amended and Restated Bylaws of the Company as of February 12,
                1996 (1)

10(a)         --Services Agreement dated March 4, 1996 by and between the
                Company and Sterling Software (1)

10(b)         --Space Sharing Agreement dated March 4, 1996 by and between the
                Company and Sterling Software (1)

10(c)         --Data Processing Agreement dated March 13, 1996 by and between the Company and Sterling Software (1)

10(d)         --Tax Allocation Agreement dated March 4, 1996 by and between the
                Company and Sterling Software (1)

10(e)         --Indemnification Agreement dated March 4, 1996 by and between the
                Company and Sterling Software (2)

10(f)         --International Marketing Agreement dated March 4, 1996 by and between the Sterling Commerce International, Inc. and Sterling Software International, Inc. (2)

10(g)         --Stock Registration and Option Agreement dated March 4, 1996 by and between the Company and Sterling Software (1)

10(h)         --Form of Indemnification Agreement dated March 4, 1996 between the Company and each of its officers and directors (1)

10(i)         --Form of CEO Agreement dated February 12, 1996 between the
                Company and Sterling L. Williams (2)

10(j)         --Form of Change-in-Control Severance Agreement dated as of
                February 12, 1996 between the Company and each of its executive officers (2)

10(k)         --Forms of Severance Agreements dated as of February 12, 1996 between the Company and each of its executive officers (other than Sterling L. Williams) (2)

10(l)         --Master Software License Agreement dated March 4, 1996 among the
                Company, Sterling Software and their respective subsidiaries parties thereto (2)

10(m)         --Form of 1996 Stock Option Plan dated February 12, 1996 (2)

10(n)         --Forms of Stock Option Agreements (2)

10(o)         --Supplemental Executive Retirement Plan II (1)

10(p)         --Form of Supplemental Executive Retirement Plan II Agreement (1)

10(q)         --Form of Amendment to Supplemental Executive Retirement Plan II
                Agreement (1)

11            --Computation of Earnings Per Share (2)

27            --Financial Data Schedule (2)

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.
_______________
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 on Form S-1 and incorporated herein by reference.
(2) Filed herewith.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                STERLING COMMERCE, INC.




Date:  May 9, 1996             /s/  Sterling L. Williams
                              ---------------------------
                                  Sterling L. Williams
                                Chief Executive Officer
                                      and Director
                             (Principal Executive Officer)





Date:  May 9, 1996                /s/  George H. Ellis
                              ---------------------------
                                    George H. Ellis
                                Executive Vice President
                              and Chief Financial Officer
                      (Principal Financial and Accounting Officer)


                                 EXHIBIT INDEX
                                                                     Sequentially
                                                                       Numbered
Exhibit No.            Description                                       Page
- -----------            -----------                                  -------------

3(a)                    -  Third Amended and Restated
                           Certificate of Incorporation of the
                           Company filed March 4, 1996 (1)
3(b)                    -  Amended and Restated Bylaws of the
                           Company as of February 12, 1996 (1)
10(a)                   -  Services Agreement dated March 4,
                           1996 by and between the Company and
                           Sterling Software (1)
10(b)                   -  Space Sharing Agreement dated March
                           4, 1996 by and between the Company
                           and Sterling Software (1)
10(c)                   -  Data Processing Agreement dated March
                           13, 1996 by and between the Company
                           and Sterling Software (1)
10(d)                   -  Tax Allocation Agreement dated March
                           4, 1996 by and between the Company
                           and Sterling Software (1)
10(e)                   -  Indemnification Agreement dated March
                           4, 1996 by and between the Company
                           and Sterling Software (2)
10(f)                   -  International Marketing Agreement
                           dated March 4, 1996 by and between
                           Sterling Commerce International, Inc.
                           and Sterling Software International,
                           Inc. (2)
10(g)                   -  Stock Registration and Option
                           Agreement dated March 4, 1996 by and
                           between the Company and Sterling
                           Software (1)
10(h)                   -  Form of Indemnification Agreement
                           dated March 4, 1996 between the
                           Company and each of its officers and
                           directors (1)
10(i)                   -  Form of CEO Agreement dated February
                           12, 1996 between the Company and
                           Sterling L. Williams (2)
10(j)                   -  Form of Change-in-Control Severance
                           Agreement dated as of February 12,
                           1996 between the Company and each of
                           its executive officers (2)
10(k)                   -  Forms of Severance Agreements dated
                           as of February 12, 1996 between the
                           Company and each of its executive
                           officers (other than Sterling L.
                           Williams) (2)
10(l)                   -  Master Software License Agreement
                           dated March 4, 1996 among the
                           Company, Sterling Software and their
                           respective subsidiaries parties
                           thereto (2)
10(m)                   -  Form of 1996 Stock Option Plan dated
                           February 12, 1996 (2)
10(n)                   -  Forms of Stock Option Agreements (2)
10(o)                   -  Supplemental Executive Retirement
                           Plan II (1)
10(p)                   -  Form of Supplemental Executive
                           Retirement Plan II Agreement (1)
10(q)                   -  Form of Amendment to Supplemental
                           Executive Retirement Plan II
                           Agreement (1)
11                      -  Computation of Earnings Per Share (2)


27                      -  Financial Data Schedule (2)

_______________
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 on Form S-1 and incorporated herein by reference.
(2) Filed herewith.