Form 10-Q
period 1996-06-30
STERLING COMMERCE INC
filed 1996-08-13
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
    (X)         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                      or

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

                          Yes  X            No
                              ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title                         Shares Outstanding as of August 8, 1996
- ----------------------------             ---------------------------------------
Common Stock, $.01 par value                            75,000,000

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                          Page
                                                                          ----

Sterling Commerce, Inc. Consolidated Balance Sheets at
  June 30, 1996 and September 30, 1995.................................     3

Sterling Commerce, Inc. Consolidated Statements of Operations
  for the Three and Nine
  Months Ended June 30, 1996 and 1995..................................     4

Sterling Commerce, Inc. Consolidated Statements of
  Stockholders' Equity for the Nine Months Ended
  June 30, 1996 and 1995...............................................     5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows
  for the Nine Months Ended June 30, 1996 and 1995.....................     6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements.....     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.....................................    11


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................    16

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                    ASSETS

                                           JUNE 30        SEPTEMBER 30
                                            1996              1995
                                         -----------      ------------
                                         (UNAUDITED)
Current assets:
 Cash and cash equivalents...........     $ 21,706         $    395
 Marketable securities...............       21,428
 Accounts and notes
  receivable, net....................       57,059           49,155
 Amounts due from Sterling
  Software...........................       11,750
 Deferred income taxes...............        2,462            3,463
 Prepaid expenses and
  other current assets...............        4,596            3,041
                                          --------         --------
  Total current assets...............      119,001           56,054

Property and equipment,
 net of accumulated
 depreciation of $26,288
 at June 30, 1996 and
 $18,943 at September 30, 1995.......       38,315           25,838

Computer software, net of
 accumulated amortization
 of $40,920 at June 30, 1996
 and $34,112 at September 30, 1995...       33,415           32,263

Excess cost over net
 assets acquired, net of
 accumulated amortization
 of $3,407 at June 30,
 1996 and $3,087 at
 September 30, 1995..................        9,939           10,259


Other assets.........................        6,868            4,564
                                          --------         --------
                                          $207,538         $128,978
                                          ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and
  accrued liabilities...............      $ 26,517         $ 21,442
 Deferred revenue...................        37,155           30,920
                                          --------         --------
   Total current liabilities........        63,672           52,362

Deferred income taxes...............        21,191           17,749
Other noncurrent
 liabilities........................         6,893            5,680

Stockholders' equity:
 Preferred stock, $.01 par
  value; 50,000,000 shares
  authorized........................
 Common stock, $.01 par
  value; 150,000,000
  shares authorized;
  75,000,000 shares issued
  and outstanding at June
  30, 1996..........................           750

 Additional paid-in capital.........        93,971
 Retained earnings..................        21,061
 Stockholder's net
  investment........................                         53,187
                                          --------         --------
   Total stockholders' equity.......       115,782           53,187
                                          --------         --------
                                          $207,538         $128,978
                                          ========         ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                             THREE MONTHS          NINE MONTHS
                                             ENDED JUNE 30        ENDED JUNE 30
                                          ------------------   -------------------
                                            1996      1995        1996      1995
                                          --------  --------   ---------  --------
Revenue:
 Products...............................   $22,295   $16,339   $ 60,206  $ 44,616
 Product support........................    14,093    11,872     41,354    33,705
 Services...............................    27,384    19,957     72,271    56,747
 Royalties from affiliated company......     5,453     3,469     13,620     7,940
                                           -------   -------   --------  --------
                                            69,225    51,637    187,451   143,008

Costs and expenses:
 Cost of sales:
  Products and product support..........     6,995     5,893     22,040    16,548
  Services..............................     6,700     4,340     16,907    12,925
                                           -------   -------   --------  --------
                                            13,695    10,233     38,947    29,473

 Product development and enhancement....     4,187     3,706     11,252    11,337
 Selling, general and administrative....    27,684    19,284     70,844    53,122
                                           -------   -------   --------  --------
                                            45,566    33,223    121,043    93,932

Income before other expense and income
 taxes..................................    23,659    18,414     66,408    49,076

Other income (expense)..................       521      (171)       312      (343)
                                           -------   -------   --------  --------
                                               521      (171)       312      (343)
                                           -------   -------   --------  --------

Income before income taxes..............    24,180    18,243     66,720    48,733
Provision for income taxes..............     9,430     7,297     26,446    19,493
                                           -------   -------   --------  --------
Net income..............................   $14,750   $10,946   $ 40,274  $ 29,240
                                           =======   =======   ========  ========

Income per common share:
Net income:
 Pro forma..............................                $.15                 $.40
                                                     =======             ========
 Primary................................      $.19                 $.54
                                           =======             ========
 Fully diluted..........................      $.19                 $.53
                                           =======             ========

Average common shares outstanding.......    75,000    73,200     73,975    73,200
                                           =======   =======   ========  ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                            COMMON STOCK
                                          -----------------
                                           NUMBER                  ADDITIONAL               STOCKHOLDERS'      TOTAL
                                             OF        PAR          PAID-IN      RETAINED       NET         STOCKHOLDERS'
                                           SHARES     VALUE         CAPITAL      EARNINGS    INVESTMENT        EQUITY
                                          -------     -----        ----------    --------   -------------   -------------
Balance at September 30, 1994...........                                                       $ 43,051        $ 43,051
 Net income.............................                                                         29,240          29,240
 Net cash distributed to Sterling
  Software..............................                                                        (25,206)        (25,206)
 Other..................................                                                           (852)           (852)
                                                                                               --------        --------
Balance at June 30, 1995................                                                       $ 46,233        $ 46,233
                                                                                               ========        ========

Balance at September 30, 1995...........                                                       $ 53,187        $ 53,187
 Formation transactions (Note 3)........     73,200    $732         $53,871                     (54,603)
 Net proceeds from initial public
  offering..............................      1,800      18          40,100                                      40,118
 Net cash distributed to
  Sterling Software.....................                                                        (17,819)        (17,819)
 Net income.............................                                          $21,039        19,235          40,274
 Other..................................                                               22                            22
                                            -------    ----         -------       -------      --------        --------
Balance at June 30, 1996................     75,000    $750         $93,971       $21,061                      $115,782
                                            =======    ====         =======       =======      ========        ========




                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                              NINE MONTHS
                                             ENDED JUNE 30
                                          -------------------
                                            1996       1995
                                          --------   --------
Operating activities:
 Net income.............................  $ 40,274   $ 29,240
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization........    15,833     12,579
   Provision for losses on accounts
    receivable..........................       635        335
   Provision for deferred income taxes..     4,443      3,401
   Changes in operating assets and
    liabilities, net of effect of
    business acquisitions:
      Increase in accounts and notes
       receivable.......................   (10,245)    (7,977)
      Increase in amounts due from
       Sterling Software................   (11,750)
      (Increase) decrease in prepaids
       and other assets.................    (1,668)         7
      Increase in accounts payable and
       accrued liabilities..............     4,862      5,876
      Increase in deferred revenue......     6,235      5,605
      Other.............................       478       (213)
                                          --------   --------
       Net cash provided by operating
        activities......................    49,097     48,853

Investing activities:
 Purchases of property and equipment....   (18,755)   (11,771)
 Purchases and capitalized cost of
  development of computer software......    (9,286)    (8,356)
 Business acquisitions, net of cash
  acquired..............................      (185)    (3,651)
 Purchases of investments...............   (21,428)
   Other................................                  192
                                          --------   --------
       Net cash used in investing
        activities......................   (49,654)   (23,586)

Financing activities:
 Net proceeds from stock issuance.......    40,118
 Proceeds from the sale of installment
  receivables...........................       167        569
 Other..................................      (598)      (598)
                                          --------   --------
       Net cash provided by (used in)
        financing activities............    39,687        (29)
Net cash distributed to Sterling
 Software...............................   (17,819)   (25,206)
                                          --------   --------

Increase in cash and cash equivalents...    21,311         32

Cash and cash equivalents at beginning
 of period..............................       395        379
                                          --------   --------

Cash and cash equivalents at end of
 period.................................  $ 21,706   $    411
                                          ========   ========




                            See accompanying notes.

                            STERLING COMMERCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

    The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its wholly owned subsidiaries (the "Company") after elimination of all significant intercompany balances and transactions. The Company's quarterly financial data should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1995 (including the notes thereto), set forth in the Company's Registration Statement on Form S-1 (No. 33-80595). Certain amounts for periods ended prior to June 30, 1996 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from the estimates used by management in preparation of the financial statements.

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

    Cash Equivalents and Marketable Securities

    Cash equivalents consist primarily of investment grade commercial paper of various issuers, with maturities of three months or less when purchased. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

    The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, corporate notes and U.S. government obligations, which may include both investment grade and non-investment grade securities. The fair values for marketable securities are based on quoted market prices. All marketable securities and long-term investments are classified as available-for-sale securities.

    Income Taxes

    The Company has entered into a tax allocation agreement with Sterling Software covering the period of time the Company has been and continues to be included in Sterling Software's consolidated tax returns. (See Note 3 "Initial Public Offering, Formation Transactions and Proposed Distribution"). The Company's operations have historically been included in income tax returns filed by Sterling Software as part of its corporate group. Income tax expense in the accompanying financial statements has been computed assuming the Company filed returns separately from the Sterling Software group of companies. Deferred taxes result primarily from the use of accelerated depreciation for tax purposes, expensing of development costs and the timing of deductions for expenses under certain employee benefit plans and accrued expenses.

    Earnings Per Share

    Pro forma net income per common share is calculated as though there were 73,200,000 shares outstanding throughout the periods presented. Net income per common share is calculated as though there were 73,200,000 shares outstanding, together with the weighted average of additional shares resulting from the Offering (as defined below) and common stock equivalents.

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

3.  INITIAL PUBLIC OFFERING, FORMATION TRANSACTIONS AND PROPOSED DISTRIBUTION

    Sterling Software incorporated the Company in Delaware as a wholly owned subsidiary in December 1995. The Company completed its initial public offering (the "Offering") of 13,800,000 shares of common stock, par value $.01 per share ("Commerce Stock"), on March 13, 1996. Pursuant to the Offering, Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Commerce Stock then owned by it and the Company sold 1,800,000 previously unissued shares of Commerce Stock. The Offering price was $24 per share of Commerce Stock resulting in net proceeds to Sterling Software of approximately $267,458,000 after deducting underwriting discounts and commissions and Sterling Software's pro rata share of Offering expenses. The Offering resulted in net proceeds to the Company of approximately $40,118,000 after deducting underwriting discounts and commissions and the Company's pro rata share of Offering expenses.

    In contemplation of the Offering, among other things, (i) Sterling Software caused to be transferred to or merged into the Company all of the subsidiaries previously comprising Sterling Software's Electronic Commerce Group, (ii) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software's international operations and certain assets relating to the electronic commerce business previously conducted by Sterling Software's Federal Systems business segment, and (iii) the Company entered into the contractual arrangements described below.

Ownership of Commerce Stock

    Sterling Software currently owns 61,200,000 shares of Commerce Stock, constituting 81.6% of the total number of shares of Commerce Stock outstanding. The Company and Sterling Software have entered into a Stock Registration and Option Agreement pursuant to which Sterling Software, during the period between the completion of the Offering and the completion of the proposed Distribution (as defined below), will have an option to purchase from the Company in one or more transactions at then-current market prices such number of shares of Commerce Stock as Sterling Software may determine to be necessary to allow Sterling Software to continue to include the Company in Sterling Software's consolidated federal income tax return or to maintain the tax-free nature of the Distribution. In addition, Sterling Software may engage in open-market purchases of Commerce Stock.

    So long as Sterling Software beneficially owns a majority of the outstanding Commerce Stock, it will have the ability to elect all of the members of the Board of Directors of the Company and otherwise control the management and affairs of the Company. In addition, certain directors and executive officers of the Company are also directors and executive officers of Sterling Software. Certain provisions of the Company's Certificate of Incorporation and Bylaws and of applicable law will also facilitate Sterling Software's ability to exercise control of the Company.

Proposed Distribution

    Sterling Software has announced that it intends to distribute pro rata to its stockholders as a dividend all of its remaining shares of Commerce Stock by means of a tax-free distribution (the

"Distribution"). The Distribution has been subject to certain conditions, including approval by Sterling Software's stockholders of both the Distribution and a new Sterling Software stock option plan and the declaration by Sterling Software's Board of Directors of a dividend of the shares of Commerce Stock then owned by Sterling Software. Sterling Software has informed the Company that at its Annual Meeting of Stockholders held on May 29, 1996, Sterling Software's stockholders approved the Distribution and the proposed stock option plan. Sterling Software has also informed the Company that the declaration of the dividend by the Sterling Software Board to effect the Distribution has not yet occurred and remains conditioned upon the receipt of a favorable ruling from the Internal Revenue Service (the "IRS") as to the tax-free nature of the Distribution and the absence of any change in market conditions or other circumstances that would cause the Sterling Software Board to conclude that the Distribution is not in the best interests of the stockholders of Sterling Software. Sterling Software has informed the Company that it has applied to the IRS for a ruling as to the tax-free nature of the Distribution, and that Sterling Software and its advisors believe the ruling request is fully supported by relevant provisions of federal tax law and that they are not aware of any impediments to the receipt of a favorable ruling. Further, Sterling Software has informed the Company that, while it does not control the IRS ruling process and cannot assure the timing of the ruling, its management continues to believe that Sterling Software will receive a favorable ruling in time to complete the Distribution by September 30, 1996. Sterling Software has also advised the Company that Sterling Software has not determined what action, if any, it would take if it were not to receive the favorable tax ruling. No assurance can be given that the Distribution will occur, or that, if it does not receive the favorable tax ruling, Sterling Software will not sell its shares of Commerce Stock to reduce its investment in the Company.

    In conjunction with the Distribution, the actual number of shares of Commerce Stock to be distributed with respect to each outstanding share of Sterling Software common stock, par value $.10 per share ("Software Stock"), will depend upon the number of shares of Software Stock outstanding on the record date established by the Sterling Software Board and the number of shares of Commerce Stock owned by Sterling Software on such record date.

Contractual Arrangements with Sterling Software

    In anticipation of the Offering, and in view of Sterling Software's intention to undertake the Distribution, the Company and Sterling Software entered into a number of agreements. These agreements, which became effective upon the completion of the Offering, include a Services Agreement, a Space Sharing Agreement, a Data Processing Agreement, a Tax Allocation Agreement, an International Marketing Agreement, a Master Software License Agreement, an Indemnification Agreement and a Stock Registration and Option Agreement. As a result of Sterling Software's ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arm's-length negotiation. The Company has been advised by Sterling Software that it intends that, for as long as Sterling Software beneficially owns a majority of the outstanding Commerce Stock, the terms of any future transactions and agreements between the Company and Sterling Software or its affiliates will be at least as favorable to the Company as could be obtained from third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    Total revenue increased $17,588,000, or 34%, in the third quarter of 1996 over the same period of 1995 due to a 36% increase in products revenue, a 19% increase in product support revenue, a 37% increase in services revenue and a 57% increase in royalties from Sterling Software's international operations. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. Approximately 58% of the Company's total software revenue was derived from platforms other than stand-alone mainframes. This compares with 40% in the third quarter of 1995. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is primarily due to an increase in the network services customer base and increases in the processing volume for existing customers. The increase in royalties revenue is the result of an increase in product sales and product support outside of the United States and Canada.

    Total costs and expenses increased $12,343,000, or 37%, on revenue growth of 34%, primarily due to an increase in selling, general and administrative expense. Cost of goods sold increased $3,462,000, or 34%, when compared with the same period of last year primarily due to increases in network service costs. These increases are the result of an increase in network service activity. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

    Product development and enhancement expense of $4,187,000 for the third quarter of 1996 is net of $3,048,000 of capitalized software development costs. This compares to product development and enhancement expense of $3,706,000 for the third quarter of 1995, which is net of $2,851,000 of capitalized software development costs for the same period. Total software development costs capitalized during the third quarter of 1996 and 1995 represent 42% and 43% of total product development and enhancement expense for the quarter ended June 30, 1996 and 1995, respectively. Software amortization expense is $2,371,000 and $2,434,000 for the third quarter of 1996 and 1995, respectively.

    Selling, general and administrative expense increased $8,400,000, or 44%, primarily due to an increase in sales, marketing and customer support activities needed to support the revenue growth as well as an increase in expenses due to the expansion of international sales, marketing and customer support activities.

NINE MONTHS ENDED JUNE 30, 1996 AND 1995

    Total revenue increased $44,443,000, or 31%, in the first nine months of 1996 over the same period of 1995 due to a 35% increase in products revenue, a 23% increase in product support revenue, a 27% increase in services revenue and a 72% increase in royalties from

Sterling Software's international operations. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. Approximately 56% of the Company's total software revenue was derived from platforms other than stand-alone mainframes. This compares with 41% in the first nine months of 1995. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is primarily due to an increase in the network services customer base and increases in the processing volume for existing customers. The increase in royalties revenue is the result of an increase in product sales and product support outside of the United States and Canada.

    Total costs and expenses increased $27,111,000, or 29%, on revenue growth of 31%, primarily due to an increase in selling, general and administrative expense. Cost of goods sold increased $9,474,000, or 32%, when compared with the same period of last year primarily due to increases in network service costs. These increases are the result of an increase in network service activity. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

    Product development and enhancement expense of $11,252,000 for the first nine months of 1996 is net of $8,789,000 of capitalized software development costs. This compares to product development and enhancement expense of $11,337,000 for the first nine months of 1995, which is net of $7,279,000 of capitalized software development costs for the same period. Total software development costs capitalized during the first nine months of 1996 and 1995 represent 44% and 39% of total product development and enhancement expense for the nine months ended June 30, 1996 and 1995, respectively. Software amortization expense is $7,273,000 and $6,691,000 for the first nine months of 1996 and 1995, respectively.

    Selling, general and administrative expense increased $17,722,000, or 33%, primarily due to an increase in sales, marketing and customer support activities needed to support the revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

    On March 13, 1996, the Company issued and sold 1,800,000 shares of Commerce Stock in the Offering for net proceeds, after deducting underwriting discounts and commissions and the Company's pro rata share of Offering expenses, of $40,118,000. Prior to the completion of the Offering, all cash in excess of the Company's daily cash requirements was transferred to Sterling Software pursuant to Sterling Software's centralized cash management system, which was terminated as to the Company as of the close of business on March 12, 1996. Sterling Software continues to provide cash management services to the Company on an interim basis pursuant to the services agreement ("the Services Agreement") (which will automatically terminate on the occurrence of the Distribution and is otherwise terminable by either party on or after September 30, 1996). The Services Agreement provides, among other things, for (i) Sterling Software to advance to the Company funds sufficient to meet its daily cash requirements and
(ii) the Company to advance to Sterling Software all cash generated by the Company (other than the net proceeds of the Offering) in excess of the Company's daily cash requirements. At June 30, 1996, outstanding net advances by the Company to Sterling Software under the Services Agreement totaled $11,750,000.

    The Company had $55,329,000 of working capital at June 30, 1996, including $21,706,000 of cash and cash equivalents and $21,428,000 of marketable securities. Approximately $40,118,000 of the cash and cash equivalents and marketable securities resulted from the net proceeds of the Offering. Days sales outstanding, measured on a quarterly basis, increased slightly from 80 days for the quarter ended March 31, 1996 to 81 days for the quarter ended June 30, 1996. Net cash flows from operations increased $244,000 to $49,097,000 in the first nine months of 1996 as compared to the first nine months of 1995, primarily due to higher operating profits and higher non-cash charges, offset, in part, by amounts due from affiliate and an increase in accounts and notes receivable. Cash flows from operations, to the extent not distributed to Sterling Software, were used to fund operations and capital expenditures, including capitalized software. Property and equipment purchases of $18,755,000 in the first nine months of 1996 include purchases made for equipment upgrades for network processing systems and computer equipment purchases to support the continuing growth in revenue.

    At June 30, 1996, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations from internally generated funds and available cash balances. No significant commitments exist for future capital expenditures. The Company believes available balances of cash and cash equivalents combined with cash flows from operations are sufficient to meet the Company's cash requirements for the foreseeable future.

    The Company's business strategy includes the selective acquisition of products and businesses to facilitate the expansion of its operations. Such acquisitions, if any, are expected to be funded from cash on hand, cash from operations, issuance of Company securities, bank borrowings or other capital markets transactions or a combination of one or more of the foregoing.

OTHER MATTERS

    Demand for many of the Company's products tends to increase with increases in the rate of inflation as customers strive to improve employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor intensive cost structure could adversely affect its results of operations to the extent the Company might not be able to recover increased operating costs through increased prices for products and services.

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

FORWARD-LOOKING INFORMATION

    This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on information available to the Company's management and various estimates, assumptions and predictions made by the Company's management. When used in SEC Filings, the words "anticipate," "contemplate," "estimate," "expect," "future," "intend," "plan" and similar expressions are intended to identify forward-looking statements. Such statements are subject to inherent uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, the uncertainties described under the caption "Risk Factors" or elsewhere in the Company's Registration Statement on Form S-1 (No. 33-80595). Such statements are also subject to various uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners and competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Consequently, actual events, circumstances, consequences, effects and results may vary significantly from those described in or contemplated by such forward-looking statements and information.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held a Special Meeting of Stockholders on May 30, 1996, at which the stockholders of the Company voted on and approved the Sterling Commerce, Inc. 1996 Stock Option Plan.

    The vote was as follows:

    FOR          AGAINST     ABSTENTIONS     BROKER NON-VOTES
    ---          -------     -----------     ----------------
    68,413,451   4,713,677   13,900          0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

        3(a)    -  Third Amended and Restated Certificate of Incorporation of
                   the Company filed March 4, 1996 (1)
        3(b)    -  Amended and Restated Bylaws of the Company as of February 12,
                   1996 (1)
        11      -  Computation of Earnings Per Share (2)
        27      -  Financial Data Schedule (2)

     (b) Reports on Form 8-K.

         During the three months ended June 30, 1996, the Company filed a Current Report on Form 8-K dated May 29, 1996 reporting information under
     Item 5.

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

                                        STERLING COMMERCE, INC.




Date:  August 13, 1996                   /s/  Sterling L. Williams
                           -----------------------------------------------------
                                            Sterling L. Williams
                                           Chief Executive Officer
                                                and Director
                                        (Principal Executive Officer)





Date:  August 13, 1996                    /s/  Jeannette P. Meier
                           -----------------------------------------------------
                                             Jeannette P. Meier
                                 Executive Vice President, Chief Financial
                                         Officer and General Counsel
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
- -------   ----------------------------------------------------------------------

  3(a)    -   Third Amended and Restated Certificate of Incorporation of the
              Company filed March 4, 1996 (1)
  3(b)    -   Amended and Restated Bylaws of the Company as of February 12, 1996
              (1)
  11      -   Computation of Earnings Per Share (2)
  27      -   Financial Data Schedule (2)

_______________
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 on Form S-1 and incorporated herein by reference.
(2) Filed herewith.