Form 10-K
period 1996-09-30
STERLING COMMERCE INC
filed 1996-11-26
CIK 1005291

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NO. 1-14196

                               ----------------

                            STERLING COMMERCE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2623341
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                   8080 NORTH CENTRAL EXPRESSWAY, SUITE 1100
                              DALLAS, TEXAS 75206
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 891-8600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS           ON WHICH REGISTERED
        -------------------         -----------------------
     Common Stock, $0.01 Par Value  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of November 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,087,008,048 based on the closing sales price of $28 7/8 of the Registrant's Common Stock on the New York Stock Exchange.

  As of November 15, 1996, 75,000,000 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual meeting of the Registrant to be held during 1997 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING COMMERCE, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                           PAGE
 --------------                                                           ----
 PART I.
    Item 1.     Business................................................    1
    Item 2.     Properties..............................................    9
    Item 3.     Legal Proceedings.......................................    9
    Item 4.     Submission of Matters to a Vote of Security Holders.....    9
 PART II.
    Item 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters....................................   10
    Item 6.     Selected Financial Data.................................   10
    Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   11
    Item 8.     Financial Statements and Supplementary Data.............   15
    Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................   30
 PART III.
    Item 10.    Directors and Executive Officers of the Registrant......   30
    Item 11.    Executive Compensation..................................   30
    Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management.............................................   30
    Item 13.    Certain Relationships and Related Transactions..........   30
 PART IV.
    Item 14.    Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K...............................................   31

                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

  Sterling Commerce, Inc. (the "Company") was incorporated in December 1995 as a subsidiary of Sterling Software, Inc. ("Sterling Software"). The Company completed its initial public offering (the "Offering") on March 13, 1996. Pursuant to the Offering, the Company sold to the public 1,800,000 previously unissued shares of Common Stock, $0.01 par value, of the Company ("Commerce Stock"), and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Commerce Stock then owned by it.

  In contemplation of the Offering, among other things: (i) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software, and
(ii) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, international marketing, indemnification, space sharing and certain services. See "Shared Management and Contractual Arrangements with Sterling Software".

  On September 23, 1996, the Board of Directors of Sterling Software declared a special dividend consisting of the distribution (the "Distribution") of all shares of Commerce Stock held by Sterling Software on September 30, 1996, payable pro rata to the holders of record of Sterling Software's common stock, $0.10 par value ("Software Stock"), as of the close of business on such date. As a result, effective September 30, 1996, the Company ceased to be a subsidiary of Sterling Software.

GENERAL

  The Company is a provider of electronic data interchange ("EDI") and other electronic commerce ("EC") products, services and solutions worldwide. The Company develops, markets and supports electronic commerce software products, and provides electronic commerce services, that enable businesses to engage in business-to-business electronic communications and transactions. The Company has been providing electronic commerce solutions for over 20 years and has numerous customers in industries such as banking, pharmaceuticals and retailing.

  A successful electronic commerce program requires the use of multiple technologies and solutions. The Company offers a comprehensive range of electronic commerce products and services for the electronic commerce market. The Company continually strives to: (i) understand the business requirements of the global electronic commerce market, (ii) address these requirements with flexible, reliable and secure electronic commerce solutions, and (iii) deliver these solutions in an effective and efficient manner. The Company believes that many of today's businesses operate as extended enterprises that include an entity's divisions, plant sites and sales offices. The extended enterprise also includes close partnering relationships with customers, suppliers, lenders and other trading partners. Reliable and secure communications software is the foundation for transacting business electronically. Upon this foundation, solutions are provided for messaging management, data translation, network services and automated payment integration. The Company provides all of these elements of electronic commerce, plus others, to support the extended enterprise.

  The Company operates through five separate groups. The Commerce Services Group, the Interchange Software Group, the Communications Software Group and the Banking Systems Group each offers distinct families of products and services in the United States and Canada. The Company's fifth group, the International Group, markets electronic commerce services outside of the United States and Canada. The Company believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and profit objectives.

  A majority of the Company's software customers enter into product support agreements and renew such agreements upon expiration. Moreover, although most network services agreements are cancelable upon 30 days' notice, the Company's experience is that once customers initiate use of the Company's network services, they generally continue to use such services. Accordingly, the Company considers revenue from product support and network services as recurring revenue. Recurring revenue represented 57% and 59% of the Company's total revenue in 1996 and 1995, respectively.

PRODUCTS AND SERVICES

  The Company offers four principal families of software products and services.

  The COMMERCE family offers over a dozen service and software solutions to facilitate the electronic exchange of business transactions and documents. Serving businesses in many different industries, COMMERCE:Network provides an electronic messaging system with mailbox facilities to accommodate the exchange of EDI documents, electronic business forms, e-mail messages and attachments and the posting of technical or reference data. All of the most commonly used protocols for EDI and e-mail exchanges are accepted by COMMERCE:Network. Along with many standard services, COMMERCE:Network offers value-added services that help companies conduct business electronically with their trading partners. These services include the programs that assist companies in implementing electronic commerce with their trading partners; strategic consulting to help define electronic commerce solutions that address a company's needs; and shared applications to help trading communities and companies to leverage common applications. Other value-added services include extended customer support, product training and education. Software products include COMMERCE:Connection, a Windows-based suite of products that provides integrated access to a full range of electronic commerce services including EDI, e-mail, file transfer and electronic libraries. With COMMERCE:Connection, a company can communicate many types of business documents electronically from CAD/CAM drawings to trading partner policies to price lists. This product can also be used to relay business transactions, distribute software and collect sales and database information. The Commerce Services' products and services are marketed into targeted vertical industry groups which include the primary markets of pharmaceuticals, hardlines, grocery, healthcare, insurance, retail, train-truck-ship transportation, automotive, entertainment, telecommunications, chemical and petroleum, paper and packaging, banking and government. As of September 30, 1996, there were over 13,600 Commerce Services customer sites worldwide.

  The GENTRAN family of products offers software solutions for electronic commerce gateway messaging and EDI translation. GENTRAN software automates the flow of internal business transactions within organizations and between organizations and their customers and suppliers. GENTRAN translators and intelligent messaging servers are available for the major operating systems and platforms such as UNIX, Windows, Windows NT, AS/400 and IBM mainframes. GENTRAN was designed for high-volume, commercial traffic and supports any-to-any formatted message exchange ("FME") across platforms. This makes GENTRAN an excellent tool for linking disparate applications and for the intelligent dissemination of information received via the World Wide Web (the "Web"). The GENTRAN family of products is packaged into three categories of electronic commerce business solutions: EDI Complete, for companies that need plug-and-play EDI with expert consultants to assist them through the start-up process; EC Messaging Gateway or EC Gateway for the Internet, for companies who need a full electronic commerce solution that integrates with core enterprise applications; and, EC Desktop Solutions, for those who want to supply vendors, customers or distributors with push-button, EDI-enabled applications that make it easy to do business with their trading partners. Key products include GENTRAN:Server, a sophisticated electronic commerce gateway that recognizes, manages and routes all types of business messages; GENTRAN:Director for Windows-based EDI processing; GENTRAN:Mentor, which uses expert systems technology and graphical navigation to fully automate EDI mapping; and GENTRAN:Basic, the base EDI translation product for the mainframe, AS/400 and HP3000 platforms, that translates data from internal formats into standard formats for EDI processing. GENTRAN products were installed at over 3,900 customer sites as of September 30, 1996.

  The CONNECT family of software products is a complete suite of automated file transfer and communications management solutions that support a wide variety of protocols. The CONNECT family of products provides an enterprise-wide solution that integrates seamlessly with existing operations and supports the addition of new applications, databases, hardware and software. These products offer prompt access to information and the highest levels of security for a company's computer data and network. CONNECT:Direct is primarily used to move large volumes of data with a focus on high performance, security, reliability and intelligent automation. CONNECT:Direct addresses the information needs of electronic commerce between internal departments and offices and external customer and client locations. CONNECT:Mailbox is used primarily to move information between companies with a focus on wide connectivity. The software works independently of applications, platforms and protocols, and provides open connections throughout the network to any host, midrange or remote workstation or value-added network. CONNECT products were installed at over 2,500 customer sites as of September 30, 1996.

  The VECTOR family of products enables banks to provide to their corporate customers integrated trade-payment processing services for both paper-based check payments and electronic payments. VECTOR:Connexion provides financial EDI payment services. VECTOR:Banker provides PC-based cash management and electronic payment software for medium and small sized banks. The VECTOR products also automate several key functions in banks, including item processing applications such as statement sorting, research and adjustments, check fraud control, electronic check presentment, return item processing and signature verification. Approximately 2,000 VECTOR systems have been installed at approximately 830 customer sites worldwide, including 99 of the top 100 U.S. banks, as ranked by deposits as of December 31, 1995 in American Banker magazine.

  The Company provides a wide range of solutions that enable enterprises to conduct business electronically over the Internet in a safe, reliable environment. The GENTRAN family of products provides two Web based products:
GENTRAN:Server with the Weblink module, designed for commercial-grade, business-to-business transactions over the Web; and, GENTRAN:Server with the Microsoft Merchant Server extension, designed for message management for companies reaching consumers on the Web. Both products track, route and reformat messages between an enterprise's Web server and its internal applications. Additional Internet-based services include a customized home page creation and hosting service, and the Internet Partners Program, designed to help companies combine Internet technology with their existing electronic commerce systems. CONNECT:Firewall provides multiple security capabilities to Internet users as well as to other network environments, and COMMERCE:Connection allows easy Internet protocol ("IP") connectivity to COMMERCE:Network and Web-based forms applications. COMMERCE:Connection for the Internet includes the Microsoft Internet Explorer browser and Internet access capability.

SHARED MANAGEMENT AND CONTRACTUAL ARRANGEMENTS WITH STERLING SOFTWARE

Management

  The Board of Directors of the Company (the "Board") currently has seven members. Messrs. Sam Wyly, Charles J. Wyly, Jr. and Evan A. Wyly are directors of the Company and are also directors of Sterling Software. Mr. Sterling L. Williams serves as Chairman of the Board of the Company and as President and Chief Executive Officer and a member of the Board of Directors of Sterling Software. In addition, Jeannette P. Meier serves as Executive Vice President, Chief Financial Officer, General Counsel and Secretary of both companies and Phillip A. Moore serves as an Executive Vice President of both companies. Neither the length of service for any particular individual nor the capacity or capacities in which he or she may serve either the Company or Sterling Software (or both) has been determined as of the date of this report.

  The Company and Sterling Software have significant contractual and other ongoing relationships as discussed below under "Intercompany Agreements." Conflicts of interest may arise between the Company and Sterling Software in a number of areas relating to such ongoing relationships, including potential competitive business activities, international marketing functions, tax and employee benefit matters, indemnity arrangements, and the continued service of certain directors and executive officers of each of the Company and Sterling Software as directors and executive officers of the other company. The Board will utilize such procedures in evaluating the terms and provisions of any material transactions between the Company and Sterling Software and their respective affiliates as the Board may determine appropriate in light of its fiduciary duties under state law.

Intercompany Agreements

  In anticipation of the Offering, the Company and Sterling Software entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. Certain of the more significant Intercompany Agreements are summarized below. As a result of Sterling Software's ownership interest in the Company, the terms of such agreements were not the result of arm's-length negotiation. Copies of certain of the Intercompany Agreements, including those described below, have been filed as exhibits to this report.

  Tax Allocation Agreement. The Company and Sterling Software have entered into a tax allocation agreement (the "Tax Allocation Agreement") to provide for (i) the allocation of payments of taxes for periods during which Sterling Software (or any of its affiliates other than the Company and its subsidiaries) and the Company or any of its subsidiaries are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns,
(iii) the conducting of tax audits and the handling of tax controversies, and
(iv) various related matters. For periods during which the Company and/or its subsidiaries are included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns (which periods include the period between the Offering and the Distribution), the Company is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated federal and state income tax liability or refunds, respectively. The Company is directly responsible for separate state, local and foreign tax returns and related liabilities for itself and its subsidiaries for all periods.

  International Marketing Agreement. A subsidiary of each of the Company and Sterling Software have entered into a marketing and services agreement pursuant to which Sterling Software acts as the exclusive distributor (directly and through subdistributors) of the Company's GENTRAN and CONNECT software products in markets outside the United States and Canada and is responsible for sales, marketing and first level support of such products in those markets. The International Marketing Agreement, which expires in March 1999, provides for the payment to the Company of royalties equal to 50% of the net revenue that Sterling Software derives from licenses of the Company's GENTRAN and CONNECT software products and related product support services, with the balance of such net revenue to be retained by Sterling Software as payment for the services provided by it under the International Marketing Agreement. The International Marketing Agreement obligates Sterling Software to use efforts in the marketing of the Company's software products and the provision of related services comparable to those used by Sterling Software in connection with the marketing of its own products and services. Although it is not anticipated that products and services offered by Sterling Software will be directly competitive with the products and services offered by it on behalf of the Company, the International Marketing Agreement does not expressly prohibit Sterling Software from offering such products and services (subject to the obligations described in the preceding sentence).

  Indemnification Agreement. The Company and Sterling Software have entered into an indemnification agreement (the "Indemnification Agreement"). Under the Indemnification Agreement, subject to limited exceptions, the Company is required to indemnify Sterling Software and its directors, officers, employees, agents and representatives for liabilities under federal or state securities laws as a result of the Offering or the Distribution. The Indemnification Agreement also provides that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (each, an "Indemnified Party") for liabilities that may be incurred by an Indemnified Party relating to, resulting from or arising out of (i) the businesses, operations or assets conducted or owned or formerly conducted or owned by the Indemnifying Party and its subsidiaries (except, in the case where Sterling Software is the Indemnifying Party, the businesses, operations and assets of the Company and its subsidiaries) or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering. In addition, the Indemnification Agreement and a subsequent agreement between the Company and Sterling Software provide that the Company will indemnify Sterling Software and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by the Company in connection with the Internal Revenue Service ("IRS") ruling request that cause the Distribution to be taxable to Sterling Software or its stockholders.

  The Indemnification Agreement also provides that each party thereto (the "Obligor Party") (i) will use reasonable efforts to obtain the release of the other party thereto (the "Guarantor Party") from its obligation under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party, (ii) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements, and (iii) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder.

EMPLOYEES

  The Company's business is dependent upon its ability to attract and retain highly qualified managerial, technical and sales personnel, who are in limited supply. The Company's operations could be adversely affected if it were to lose the services of a significant number of qualified employees or if it were unable to obtain additional qualified personnel when needed. To attract and retain qualified employees, the Company strives to maintain excellent employee relations, attractive office facilities and challenging working environments, and offers competitive compensation and benefits packages . None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be excellent.

  At September 30, 1996, the Company employed approximately 1,266 full-time employees.

SALES AND MARKETING

  Each of the Company's Commerce Services, Interchange Software, Communications Software and Banking Systems Groups has its own sales and marketing organizations. These organizations license and market the Company's products and services in the United States and Canada through a combination of direct sales, telesales and telemarketing. The Company's International Group, headquartered in Paris, France, markets electronic commerce services outside the United States and Canada, primarily in Europe (directly and through distributors). The Company's Banking Systems Group markets its software products and product support services worldwide. The Company has implemented a comprehensive, performance-based system of sales commissions, awards and recognition designed to compensate and motivate its sales force.

  Pursuant to an agreement with Sterling Software, Sterling Software acts as the exclusive distributor (directly and through subdistributors) of the Company's GENTRAN and CONNECT software products in markets outside the United States and Canada and is responsible for sales, marketing and first level support of such products in those markets. Sterling Software presently maintains offices throughout Europe and in Tokyo, Japan and Sydney, Australia and has relationships with agents and distributors in Asia (other than Japan), Central and South America, Eastern Europe, the Middle East, Mexico and South Africa.

CUSTOMERS

  The Company's customers include 96 of the 100 largest U.S. industrial corporations, as ranked by 1995 sales in Fortune magazine, and 99 of the top 100 U.S. commercial banks, as ranked by deposits as of December 31, 1995, in American Banker magazine.

PRODUCT LICENSES AND PRODUCT SUPPORT

  The Company's software products are licensed for perpetual use or for a fixed term. The Company typically does not sell or otherwise transfer title to its software products. The license agreements generally restrict the use of the product to designated sites or central processing units and prohibit reproduction, transfer or disclosure of the product. However, some license agreements may cover multiple sites or multiple central processing units at one site.

  In addition to licensing the use of its software products to its customers, the Company also often sells product support services to its customers. Typically, the Company provides these services pursuant to product support agreements having terms ranging generally from one to three years. The Company's product support agreements allow customers to receive updated or enhanced versions of the Company's software products as they become available and also allows telephone access to the Company's technical personnel.

PRODUCT DEVELOPMENT

  The Company's product development strategy is to enhance existing products and to introduce new products based upon current and anticipated customer needs. In addition, the Company has made a number of acquisitions to expand the array of products and services available to its customers.

  Each of the Company's Commerce Services, Interchange Software, Communications Software and Banking Systems Groups performs its own product development function. Each group's development lab operates as a profit center, with revenues derived from royalties earned on products sold in the domestic and international markets. The Company believes that this organizational structure facilitates development cost control and focuses the development function on customer needs. Gross product development costs in 1996, 1995 and 1994 were $27,800,000 $24,900,000 and $21,700,000, respectively, of which the Company capitalized $12,300,000 $10,100,000 and $9,200,000, respectively, as the cost of developing and testing new or significantly enhanced software products. Product development expense and the capitalization rate may fluctuate from period to period depending, in part, upon the number and status of software development projects in process.

  The Company's disciplined approach to product development includes, among other things, evaluating anticipated customer needs, analyzing the cost of developing new products versus the cost of acquiring new products and analyzing anticipated revenues from new and enhanced products. For example, the Company may seek to acquire an existing product or to acquire a company that owns an existing product rather than develop the product internally, and in other instances the Company may contract with a third-party developer to develop the product on the Company's behalf. Because of these and other factors, the Company is unable to estimate future product development costs.

COMPETITION

  The electronic commerce software product and services industry is very competitive. Numerous companies supply electronic commerce products and services, and several competitors target specific customer requirements for which the Company presently is, or is seeking to become, a provider. The Company's competitors include both large companies with substantially greater resources than the Company and small specialized companies that may compete effectively in a specific market niche. The Company may in the future experience increased competition from telecommunications companies such as AT&T Corp. and various regional telecommunications companies, among others. The Company also competes with internal programming staffs of businesses, some of which are capable of developing products similar to those offered by the Company.

  The Company believes that its ability to compete successfully in the electronic commerce industry depends on numerous factors, both within and outside its control, including product performance, functionality and reliability, price and customer service and support. The Company's strategy is to offer total solutions, including sophisticated interchange and communication software, software solutions for financial electronic commerce and bank automation, reliable network services and other value-added services designed to meet the needs of the various segments of the electronic commerce market. The Company seeks to differentiate itself through superior products and services, its reputation for quality and value and its ability to respond quickly and efficiently to the changing needs of its electronic commerce customers.

INTELLECTUAL PROPERTY RIGHTS

  The Company relies primarily on a combination of copyright, patent and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property rights. The Company routinely enters into non-disclosure and confidentiality agreements with employees, contractors, consultants and customers. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. However, the Company believes that, due to the rapid pace of innovation within the electronic commerce industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within this industry than are the various legal protections afforded its technology.

  The Company does not believe that any of its products infringe on the proprietary rights of third parties in any material respect. Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's results of operations or financial position.

  The COMMERCE, GENTRAN, CONNECT and VECTOR families of product names used herein are registered or unregistered trademarks owned by the Company.

EXECUTIVE OFFICERS

  The following information regarding the executive officers of the Company is as of November 15, 1996.

             NAME          AGE                               POSITION
     --------------------  --- ---------------------------------------------------------------------
     Sterling L. Williams   53 Chairman of the Board
     Warner C. Blow         59 President and Chief Executive Officer; Director
     Jeannette P. Meier     49 Executive Vice President, Chief Financial Officer and General Counsel
     Phillip A. Moore       54 Executive Vice President
     William W. Hymes       60 Senior Vice President and Group President
     Paul L. H. Olson       46 Senior Vice President and Group President
     Stephen R. Perkins     52 Senior Vice President and Group President
     J. Brad Sharp          39 Senior Vice President and Group President
     Thomas A. Lutz         56 Vice President and Group President
     Albert K. Hoover       36 Vice President, Legal
     James W. Hoyt          49 Vice President, Technology
     Steven P. Shiflet      49 Vice President, Finance
     Dawn Wheeler           37 Vice President, Investor Relations
     G. Clark Woodford      49 Vice President, Business Development
     John Blaine            34 Controller

  Sterling L. Williams has served as Chairman of the Board of the Company and a director since December 1995 and served as Chief Executive Officer of the Company from December 1995 until October 1996. Mr. Williams co-founded Sterling Software in 1981, and since such time has served and continues to serve as President, Chief Executive Officer and a director of Sterling Software. Mr. Williams also currently serves as a director of INPUT, an information technology market research company. Mr. Williams is a member of the Executive Committee and the Stock Option Committee of the Board.

  Warner C. Blow has served as Chief Executive Officer and a director of the Company since October 1996 and as President since December 1995. From December 1995 until October 1996, Mr. Blow also served as Chief Operating Officer of the Company. Prior to December 1995, Mr. Blow served as President of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993 and as an Executive Vice President of Sterling Software from October 1989. Prior to July 1993, Mr. Blow also served as President of Sterling Software's former EDI Group.

  Jeannette P. Meier has served as Chief Financial Officer since June 1996 and Executive Vice President, General Counsel and Secretary of the Company since December 1995. Ms. Meier has served and continues to serve as Chief Financial Officer (since June 1996), Executive Vice President (since July 1993) and General Counsel and Secretary (since 1985) of Sterling Software. Prior to July 1993, Ms. Meier also served as Senior Vice President of Sterling Software.

  Phillip A. Moore has served as Executive Vice President of the Company since December 1995. Mr. Moore co-founded Sterling Software in 1981 and since such time has served and continues to serve as a director of Sterling Software. Mr. Moore has served and continues to serve as an Executive Vice President of Sterling Software since December 1994. From July 1993 until December 1994, Mr. Moore served as Executive Vice President, Technology of Sterling Software. Prior to July 1993, Mr. Moore served as Senior Vice President, Technology of Sterling Software.

  William W. Hymes has served as Senior Vice President and Group President of the Company since December 1995. Prior to March 1996, Mr. Hymes served as President of the Banking Systems Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993. Prior to July 1993, Mr. Hymes served as President of the former Directions Division of Sterling Software.

  Paul L. H. Olson has served as Senior Vice President and Group President of the Company since December 1995. Prior to March 1996, Mr. Olson served as President of the Network Services Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from August 1992. Prior to August 1992, Mr. Olson served as Group Vice President of Business Development for Sterling Software's former EDI Group.

  Stephen R. Perkins has served as Senior Vice President and Group President of the Company since December 1995. Prior to March 1996, Mr. Perkins served as President of the Communications Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993. Prior to July 1993, Mr. Perkins served as Vice President of Development for Systems Center, Inc., a computer software company that was acquired by Sterling Software in July 1993.

  J. Brad Sharp has served as Senior Vice President and Group President of the Company since December 1995. Prior to March 1996, Mr. Sharp served as President of the Interchange Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from August 1992. Prior to August 1992, Mr. Sharp served as Vice President of Development of Sterling Software's former EDI Labs Division.

  Thomas A. Lutz has served as Vice President and Group President of the Company since December 1995. Prior to March 1996, Mr. Lutz served as President of Sterling Software's Creative Data Systems Division from October 1991. Prior to October 1991, Mr. Lutz served as Executive Vice President of Sterling Software's Creative Data Systems Division. Mr. Lutz also served as Group Vice President of Sterling Software's former EDI Group from August 1990 to July 1993.

  Albert K. Hoover has served as Vice President, Legal of the Company since December 1995. Prior to March 1996, Mr. Hoover served as Vice President of Sterling Software from May 1994 and Assistant General Counsel of Sterling Software from June 1990.

  James W. Hoyt has served as Vice President, Technology of the Company since July 1996. Mr Hoyt served as Director of Product Architecture of Sterling Software's Communications Software Division from July 1993 until March 1996 and of the Company's Communications Software Group from March 1996 until June 1996. Prior to July 1993, Mr. Hoyt served as Director of Product Architecture for Systems Center, Inc., a computer software company that was acquired by Sterling Software in July 1993.

  Steven P. Shiflet has served as Vice President, Finance of the Company since December 1995. Prior to March 1996, Mr. Shiflet served as Group Vice President, Finance & Administration of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from 1986.

  Dawn Wheeler has served as Vice President, Investor Relations of the Company since February 1996. Prior to March 1996, Ms. Wheeler served as Director of Industry Relations of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from October 1994. Prior to October 1994, Ms. Wheeler served in various capacities for Sterling Software's Network Services Division from November 1988.

  G. Clark Woodford has served as Vice President, Business Development of the Company since December 1995. Prior to March 1996, Mr. Woodford served as Vice President, Business Development of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from November 1993. Prior to November 1993, Mr. Woodford served as Vice President, National Accounts for the Network Services Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company).

  John Blaine has served as Controller of the Company since April 1996. From February 1995 until April 1996, Mr. Blaine served as Director, Finance & Administration for the France Division of Sterling Software's International Group. From July 1993 until February 1995, Mr. Blaine served as Vice President, Finance and Administration for the former Americas Division of Sterling Software's International Group. From September 1990 until July 1993, Mr. Blaine served in various financial positions with Sterling Software.

ITEM 2. PROPERTIES.

  The Company's principal executive offices are located in Dallas, Texas. The Company also leases offices and facilities in San Francisco and San Bernardino, California; Atlanta, Georgia; Ann Arbor, Michigan; New York, New York; Columbus, Ohio; Washington, D.C.; Toronto, Canada; London, England; Paris, France; and Dusseldorf, Germany. The Company believes that its facilities will be adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time the Company is subject to certain legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of any liability with respect to any existing actions will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock, $0.01 par value ("Commerce Stock"), has been traded on the New York Stock Exchange since March 8, 1996, under the symbol "SE." The high and low sales prices for Commerce Stock for the periods indicated are set forth below.

                                                                   PRICE RANGE
                                                                 ---------------
                                                                  HIGH     LOW
                                                                 ------- -------
Year Ended September 30, 1996:
 Quarter Ended:
  March 31, 1996................................................ $30 7/8 $28 3/4
  June 30, 1996.................................................     $45 $30 1/8
  September 30, 1996............................................ $37 1/8     $28

  At November 15, 1996, the Company had approximately 1,175 holders of record of Commerce Stock.

  The Company did not pay dividends on Commerce Stock during the year ended September 30, 1996. Under the terms of the Company's Revolving Credit and Term Loan Agreement (established as of October 1, 1996), the Company is prohibited from making distributions in the form of dividends on its Commerce Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                           YEARS ENDED SEPTEMBER 30
                               ------------------------------------------------
                                 1996      1995      1994      1993      1992
                               --------- --------- --------- --------- --------
                                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Operating data:
 Revenue......................  $267,773  $203,578  $155,916  $117,813  $88,926
 Cost of sales................    54,418    41,550    36,282    27,557   20,593
 Product development and
  enhancement.................    15,553    14,807    12,497     6,478    9,413
 Selling, general and
  administrative..............   102,597    75,193    60,732    54,777   43,987
 Restructuring charge.........                                   3,638
 Net income...................    58,392    42,930    27,753    15,194    8,983
 Income per common share:
  Proforma (1)................           $     .59
  Primary..................... $     .77
  Fully diluted............... $     .77
Balance sheet data:
 Working capital (2).......... $  77,159 $   3,692 $   2,198 $ (3,438) $  2,485
 Total assets.................   241,680   128,978   100,638    87,271   77,319
 Stockholder's net
  investment..................              53,187    43,051    37,498   38,650
 Stockholders' equity.........   138,187

--------
(1) Assumes that 73,200,000 shares of Commerce Stock were outstanding.

(2) Prior to the consummation of the Offering, substantially all of the excess cash generated by the Company's operations was regularly remitted to Sterling Software pursuant to Sterling Software's centralized cash management program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

  The Company was incorporated in December 1995 as a subsidiary of Sterling Software. The Company completed the Offering on March 13, 1996. Pursuant to the Offering, the Company sold to the public 1,800,000 previously unissued shares of Commerce Stock and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Commerce Stock then owned by it.

  In contemplation of the Offering, among other things: (i) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software, and
(ii) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, international marketing, indemnification, space sharing and certain services. See "Shared Management and Contractual Arrangements with Sterling Software".

  On September 23, 1996, the Board of Directors of Sterling Software declared the Distribution of all shares of Commerce Stock held by Sterling Software on September 30, 1996, payable pro rata to the holders of record of Software Stock as of the close of business on such date. As a result, effective September 30, 1996, the Company ceased to be a subsidiary of Sterling Software.

RESULTS OF OPERATIONS

  Years Ended September 30, 1996 and 1995

  Total revenue increased $64,195,000, or 32%, in 1996 over 1995. The revenue increase was due to a $25,206,000 increase in services revenue, a $19,924,000 increase in products revenue, a $10,039,000 increase in product support revenue and a $9,026,000 increase in royalties from affiliated companies. Services revenue increased 32% in 1996 over 1995, primarily from growth in existing network services customer volume and the addition of new customers, primarily in the healthcare, grocery, retail and transportation markets. The number of network services customers grew from approximately 11,300 at September 30, 1995 to approximately 13,600 at September 30, 1996. Products revenue increased 29%, product support revenue increased 22% and royalty revenue increased 77% in 1996 over 1995. The Company's product lines experienced growth in products revenue, product support revenue and royalty revenue due to the addition of new customers, new product offerings, certain product price increases and a continuing expansion of the installed customer base for product support.

  The Company's recurring revenue includes revenue recurring through annual and multi-year product support agreements having terms ranging generally from one to three years, fixed term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and electronic commerce service agreements cancelable upon 30 days notice. Based upon past practices, the Company includes the entire portion of the commerce service agreements in recurring revenue, but no assurances can be given that such agreements will not be canceled. Recurring revenue increased $33,527,000, or 28%, in 1996 over 1995 and represented 57% and 59% of total revenue in 1996 and 1995, respectively. For 1996, 55% of the Company's products revenue was for products designed for operating platforms other than mainframe operating platforms, as compared to 43% for 1995.

  Total cost of sales consists primarily of salaries and other related expenses for product support, data center and communications personnel and other related expenses for the Company's data center and other facilities, communications, product media, duplication, packaging and shipping. Total cost of sales increased $12,868,000, or 31%, in 1996 over 1995. As a percentage of total revenue, total cost of sales remained unchanged at 20% for 1996 and 1995. Cost of sales for services increased 44% due to higher network services costs to support a growing customer base and greater customer volume. As a percentage of total revenue, cost of sales for services increased to 10% in 1996 from 9% in 1995. Cost of sales for products and product support increased $4,934,000 due to increased costs to support expanding software sales, a larger installed customer base and higher amortization costs of capitalized development for software products. Cost of sales for products and product support decreased as a percentage of total revenue to 11% in 1996 from 12% in 1995. Cost of sales includes $16,314,000 and $13,351,000 of depreciation and amortization in 1996 and 1995, respectively.

  Product development and enhancement expense consists primarily of salaries and other related expenses for product development personnel, together with the cost of facilities and equipment. Product development and enhancement expense for 1996 of $15,553,000, net of $12,268,000 of amounts capitalized pursuant to FAS No. 86, increased $746,000, or 5%, compared to 1995 product development and enhancement expense of $14,807,000, net of $10,051,000 of amounts capitalized pursuant to FAS No. 86. The increase was primarily due to the higher gross product development expense relating to products under development during 1996. As a percentage of total revenue, product development and enhancement expense decreased to 6% in 1996 from 7% in 1995. Total capitalized costs represented 44% and 40% of total development and enhancement expense for 1996 and 1995, respectively. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expense consists primarily of salaries, commissions and other related expenses of sales, marketing, administrative, executive and financial personnel as well as outside professional fees, facilities and depreciation expenses. Selling, general and administrative expense increased $27,404,000, or 36%, in 1996 over 1995 due primarily to increases in personnel in sales, marketing and administration in support of the Company's revenue growth. As a percentage of total revenue, selling, general and administrative expenses increased to 38% in 1996 from 37% in 1995.

  Income before income taxes increased $24,872,000, or 35%, in 1996 over 1995. As a percentage of total revenue, income before income taxes increased to 36% in 1996 from 35% in 1995. Net income increased $15,462,000, or 36%, in 1996 over 1995. As a percentage of total revenue, net income increased to 22% in 1996 from 21% in 1995. The increases were primarily due to a revenue increase of 32%, compared to an increase in total costs and expenses of 31%.

  Years Ended September 30, 1995 and 1994

  Total revenue increased $47,662,000, or 31%, in 1995 over 1994. The revenue increase was due to a $24,817,000 increase in services revenue, a $11,312,000 increase in products revenue, a $8,237,000 increase in product support revenue and a $3,296,000 increase in royalties from affiliated companies. Services revenue increased 47% in 1995 over 1994, primarily from growth in existing network services customer volume and the addition of new customers, primarily in the healthcare, grocery, retail, hardlines and transportation markets. The number of network services customers grew from approximately 9,000 at September 30, 1994 to approximately 11,300 at September 30, 1995. Products revenue increased 20% and product support revenue increased 22% in 1995 over 1994. All of the Company's product lines experienced growth in products revenue and product support revenue due to the addition of new customers, new product offerings, certain product price increases and a continuing expansion of the installed customer base for product support. Recurring revenue increased $28,505,000, or 31%, in 1995 over 1994 and represented 59% of total revenue in 1995 and 1994. For 1995, 43% of the Company's products revenue was for products designed for operating platforms other than mainframe operating platforms, as compared to 32% for 1994.

  Total cost of sales consists primarily of salaries and expenses for product support, data center and communications personnel and other related expenses for the Company's data center and other facilities, communications, product media, duplication, packaging and shipping. Total cost of sales increased $5,268,000, or 15%, in 1995 over 1994. As a percentage of total revenue, total cost of sales decreased to 20% in 1995 from 23% in 1994. Cost of sales for services increased 34% due to higher network services costs to support a growing customer base and greater customer volume. As a percentage of total revenue, cost of sales for services remained unchanged at 9% in 1995 from 1994. Cost of sales for products and product support increased $693,000 due to increased costs to support expanding software sales, a larger installed customer base and higher amortization costs of capitalized development for software products. Cost of sales for products and product support decreased as a percentage of total revenue to 12% in 1995 from 15% in 1994. Cost of sales includes $13,351,000 and $11,781,000 of depreciation and amortization in 1995 and 1994, respectively.

  Product development and enhancement expense consists primarily of salaries and other related expenses for product development personnel, together with the cost of facilities and equipment. Product development and enhancement expense for 1995 of $14,807,000, net of $10,051,000 of amounts capitalized pursuant to FAS No. 86, increased $2,310,000, or 18%, compared to 1994 product development and enhancement expense of $12,497,000, net of $9,221,000 of amounts capitalized pursuant to FAS No. 86. The increase was primarily due to the higher gross product development expense relating to products under development during 1995. As a percentage of total revenue, product development and enhancement expense decreased to 7% in 1995 from 8% in 1994. Total capitalized costs represented 40% and 42% of total development and enhancement expense for 1995 and 1994, respectively. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expense consists primarily of salaries, commissions and other related expenses of sales, marketing, administrative, executive and financial personnel as well as outside professional fees, facilities and depreciation expenses. Selling, general and administrative expense increased $14,461,000, or 24%, in 1995 over 1994 due primarily to increases in personnel in sales, marketing and administration in support of the Company's revenue growth. As a percentage of total revenue, selling, general and administrative expenses decreased to 37% in 1995 from 39% in 1994.

  Income before income taxes increased $25,295,000, or 55%, in 1995 over 1994. As a percentage of total revenue, income before income taxes increased to 35% in 1995 from 30% in 1994. Net income increased $15,177,000, or 55%, in 1995 over 1994. As a percentage of total revenue, net income increased to 21% in 1995 from 18% in 1994. The increases were primarily due to a revenue increase of 31%, compared to an increase in total costs and expenses of 20%.

LIQUIDITY AND CAPITAL RESOURCES

  On March 13, 1996, the Company issued and sold 1,800,000 shares of Commerce Stock in the Offering for net proceeds, after deducting underwriting discounts and commissions and the Company's pro rata share of Offering expenses, of $40,118,000. Prior to the completion of the Offering, all cash in excess of the Company's daily cash requirements was transferred to Sterling Software pursuant to Sterling Software's centralized cash management system. Sterling Software continued to provide cash management services to the Company on an interim basis until the completion of the Distribution on September 30, 1996. At September 30, 1996, outstanding net advances by the Company to Sterling Software, including all amounts otherwise due, totaled $35,134,000, which were collected subsequent to September 30, 1996.

  Net cash flows from operations were $57,290,000 and $61,464,000 for 1996 and 1995, respectively. Net cash flows from operations were positively affected in 1996 by an increase in net income, an increase in depreciation and amortization and an increase in accounts payable and accrued liabilities, offset by an increase in net advances by the Company to Sterling Software. A portion of the Company's cash flow from operations during 1996 and 1995 was used to fund software additions and capital expenditures. Software expenditures in 1996 were $12,016,000, the majority of which were costs capitalized pursuant to FAS No. 86, compared to $10,244,000 in 1995. The expenditures during 1996 were primarily for new products and enhancements of existing products. Property and equipment purchases of $26,573,000 in 1996 included purchases made for equipment upgrades for network processing systems, costs to add new network service features and computer and other equipment purchases to support the Company's growth.

  Effective October 1, 1996, the Company entered into a Revolving Credit and Term Loan Agreement ("Loan Agreement") with a domestic borrowing capacity of $20,000,000. The Loan Agreement also provides for an additional $10,000,000 international borrowing capacity. The Loan Agreement is unsecured and contains various restrictions on the Company, including limitations on additional borrowings, payment of dividends, acquisitions and capital expenditures. The Loan Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Loan Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent ( 1/2%) or LIBOR plus one and three-quarters percent (1 3/4%). Borrowings, if any, outstanding on October 1, 1998 will convert to a term loan which requires payments in four substantially equal installments due at the end of each subsequent quarter.

  At September 30, 1996, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations from cash flows from operations. Although no significant commitments exist for future capital expenditures, the Company has budgeted capital expenditures of approximately $43,000,000 for fiscal 1997 (of which approximately $16,500,000 is expected to consist of amounts capitalized pursuant to FAS No. 86). The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under the Loan Agreement are sufficient to meet the Company's cash requirements for the foreseeable future.

OTHER MATTERS

  Demand for many of the Company's products and services tends to improve with increased inflation as customers strive to increase employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor-intensive cost structure could adversely affect its results of operations to the extent the Company is not able to recover increased operating costs through increased prices and sales.

  The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based.

  The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed in part to the Company's growth in revenue and operating profit. The impact of future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

FORWARD LOOKING INFORMATION

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in SEC Filings, the words "anticipate," "believe", "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties , including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STERLING COMMERCE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  16
Consolidated Financial Statements:
  Consolidated Balance Sheets at September 30, 1996 and 1995..............  17
  Consolidated Statements of Operations for the Years Ended September 30,
   1996, 1995 and 1994....................................................  18
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1996, 1995 and 1994......................................  19
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1996, 1995 and 1994....................................................  20
  Notes to Consolidated Financial Statements..............................  21

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Commerce, Inc.

  We have audited the accompanying consolidated balance sheets of Sterling Commerce, Inc. (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audit also included the financial statement schedule listed under Item 14(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Commerce, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Dallas, Texas
November 20, 1996

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                 1996     1995
                                                               -------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 23,484 $    395
  Marketable securities......................................    21,203
  Accounts and notes receivable, net.........................    61,292   49,155
  Amounts due from Sterling Software.........................    35,134
  Deferred income taxes......................................     3,087    3,463
  Prepaid expenses and other current assets..................     5,794    3,041
                                                               -------- --------
    Total current assets.....................................   149,994   56,054
Property and equipment, net..................................    43,199   25,838
Computer software, net of accumulated amortization of $42,110
 in 1996 and $34,112 in 1995.................................    34,404   32,263

Excess cost over net assets acquired, net of accumulated
 amortization of $3,382 in 1996 and $3,087 in 1995...........     9,789   10,259
Other assets.................................................     4,294    4,564
                                                               -------- --------
                                                               $241,680 $128,978
                                                               ======== ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:.........................................
  Accounts payable and accrued liabilities...................  $ 34,317 $ 21,442
  Deferred revenue...........................................    38,518   30,920
                                                               -------- --------
    Total current liabilities................................    72,835   52,362
Deferred income taxes........................................    23,135   17,749
Other noncurrent liabilities.................................     7,523    5,680
Contingencies and commitments
Stockholders' equity:
  Preferred stock $.01 par value, 50,000,000 shares
   authorized; no shares issued and outstanding..............

  Common stock $.01 par value, 150,000,000 shares authorized;
   75,000,000 shares issued and outstanding..................       750
  Additional paid-in capital.................................    98,111
  Retained earnings..........................................    39,326
  Stockholder's net investment...............................             53,187
                                                               -------- --------
    Total stockholders' equity...............................   138,187   53,187
                                                               -------- --------
                                                               $241,680 $128,978
                                                               ======== ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                    1996     1995      1994
                                                  -------- --------  --------
Revenue:
  Products....................................... $ 87,527 $ 67,603  $ 56,291
  Product support................................   56,229   46,190    37,953
  Services.......................................  103,269   78,063    53,246
  Royalties from affiliated companies............   20,748   11,722     8,426
                                                  -------- --------  --------
                                                   267,773  203,578   155,916
Costs and expenses:
  Cost of sales:
   Products and product support..................   28,647   23,713    23,020
   Services......................................   25,771   17,837    13,262
                                                  -------- --------  --------
                                                    54,418   41,550    36,282
  Product development and enhancement............   15,553   14,807    12,497
  Selling, general and administrative............  102,597   75,193    60,732
                                                  -------- --------  --------
                                                   172,568  131,550   109,511
Income before other income (expense) and income
 taxes...........................................   95,205   72,028    46,405
Other income (expense)...........................    1,217     (478)     (150)
                                                  -------- --------  --------
Income before income taxes.......................   96,422   71,550    46,255
Provision for income taxes.......................   38,030   28,620    18,502
                                                  -------- --------  --------
Net income....................................... $ 58,392 $ 42,930  $ 27,753
                                                  ======== ========  ========
Income per common share:
  Pro forma......................................          $   0.59
                                                           ========
  Primary........................................ $   0.77
                                                  ========
  Fully diluted.................................. $   0.77
                                                  ========
Weighted average and proforma common shares
 outstanding.....................................   74,233   73,200
                                                  ======== ========


                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                             COMMON STOCK
                          ------------------- ADDITIONAL          SHAREHOLDERS'     TOTAL
                          NUMBER OF            PAID-IN   RETAINED      NET      STOCKHOLDERS'
                           SHARES   PAR VALUE  CAPITAL   EARNINGS  INVESTMENT      EQUITY
                          --------- --------- ---------- -------- ------------- -------------
Balance at October 1,
 1993...................                                            $ 37,498      $ 37,498
  Net income............                                              27,753        27,753
  Net cash distributed
   to Sterling
   Software.............                                             (22,534)      (22,534)
  Other.................                                                 334           334
                                                                    --------      --------
Balance at September 30,
 1994...................                                              43,051        43,051
  Net income............                                              42,930        42,930
  Net cash distributed
   to Sterling
   Software.............                                             (32,354)      (32,354)
  Other.................                                                (440)         (440)
                                                                    --------      --------
Balance at September 30,
 1995...................                                              53,187        53,187
  Formation
   transactions.........   73,200     $732     $53,871               (54,603)
  Net proceeds from
   initial public
   offering.............    1,800       18      40,100                              40,118
  Net cash distributed
   to Sterling
   Software.............                                             (17,819)      (17,819)
  Net income............                                 $39,157      19,235        58,392
  Other.................                         4,140       169                     4,309
                           ------     ----     -------   -------    --------      --------
Balance at September 30,
 1996...................   75,000     $750     $98,111   $39,326                  $138,187
                           ======     ====     =======   =======    ========      ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                      1996     1995     1994
                                                     -------  -------  -------
Operating activities:
Net income.......................................... $58,392  $42,930  $27,753
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization.....................  21,943   17,517   14,497
  Provision for losses on accounts receivable.......   1,068     (466)   1,883
  Provision for deferred income taxes...............   5,762    4,537     (478)
  Changes in operating assets and liabilities, net
   of effects of business acquisitions:
    Increase in accounts and notes receivable....... (13,149) (14,308)  (8,982)
    Increase in amounts due from Sterling Software.. (35,134)
    Increase in prepaid expenses and other assets...  (3,135)    (989)    (632)
    Increase in accounts payable and accrued
     liabilities....................................  12,710    5,154    2,110
    Increase in deferred revenue....................   7,598    7,677    4,350
    Other...........................................   1,235     (588)   2,658
                                                     -------  -------  -------
      Net cash provided by operating activities.....  57,290   61,464   43,159
Investing activities:
  Purchases of property and equipment............... (26,573) (15,633) (10,346)
  Purchases and capitalized cost of development of
   computer software................................ (12,016) (10,244)  (9,624)
  Business acquisitions, net of cash acquired.......    (185)  (2,823)
  Purchases of investments.......................... (21,203)
  Other.............................................              192     (215)
                                                     -------  -------  -------
      Net cash used in investing activities......... (59,977) (28,508) (20,185)
Financing activities:
  Net proceeds from stock issuance..................  40,118
  Other.............................................   3,477     (586)    (521)
                                                     -------  -------  -------
      Net cash provided by (used in) financing
       activities...................................  43,595     (586)    (521)
Net cash distributed to Sterling Software........... (17,819) (32,354) (22,534)
                                                     -------  -------  -------
Increase (decrease) in cash and cash equivalents....  23,089       16      (81)
                                                     -------  -------  -------
Cash and cash equivalents at beginning of year......     395      379      460
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $23,484  $   395  $   379
                                                     =======  =======  =======
Supplemental cash flow information:
  Income taxes paid to Sterling Software............ $32,268  $24,083  $18,980
                                                     =======  =======  =======


                            See accompanying notes.

                            STERLING COMMERCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1996, 1995 AND 1994

1. GENERAL INFORMATION

 General

  Sterling Commerce, Inc., (the "Company") is a provider of electronic data interchange ("EDI") and other electronic commerce products, services and solutions worldwide. The Company develops, markets and supports electronic commerce software products, and provides electronic commerce services, that enable businesses to engage in business-to-business electronic communications and transactions. The Company has been providing electronic commerce solutions for over 20 years and has numerous customers in industries such as banking, pharmaceuticals and retailing.

 Initial Public Offering and Distribution

  The Company was incorporated in December 1995 as a subsidiary of Sterling Software, Inc. ("Sterling Software"). The Company completed its initial public offering (the "Offering") on March 13, 1996. Pursuant to the Offering, the Company sold to the public 1,800,000 previously unissued shares of Common Stock, $0.01 par value, of the Company ("Commerce Stock") and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Commerce Stock then owned by it.

  In contemplation of the Offering, among other things: (i) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software, and
(ii) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, international marketing, indemnification, space sharing and certain services. See "Shared Management and Contractual Arrangements with Sterling Software".

  On September 23, 1996, the Board of Directors of Sterling Software declared a special dividend consisting of the distribution (the "Distribution") of all shares of Commerce Stock held by Sterling Software on September 30, 1996, payable pro rata to the holders of record of Sterling Software's common stock, $0.10 par value ("Software Stock"), as of the close of business on such date. As a result, effective September 30, 1996, the Company ceased to be a subsidiary of Sterling Software.

Shared Management and Contractual Arrangements with Sterling Software

 Management.

  The Board of Directors of the Company (the "Board") currently has seven members. Messrs. Sam Wyly, Charles J. Wyly, Jr. and Evan A. Wyly are directors of the Company and are also directors of Sterling Software. Mr. Sterling L. Williams serves as Chairman of the Board of the Company and as President and Chief Executive Officer and a member of the Board of Directors of Sterling Software. In addition, Jeannette P. Meier serves as Executive Vice President, Chief Financial Officer, General Counsel and Secretary of both companies; and Phillip A. Moore serves as an Executive Vice President of both companies. Neither the length service for any particular individual nor the capacity or capacities in which he or she may serve either the Company or Sterling Software (or both) has been determined as of the date of this report.

  The Company and Sterling Software have significant contractual and other ongoing relationships as discussed below under "Intercompany Agreements." Conflicts of interest may arise between the Company and Sterling Software in a number of areas relating to such ongoing relationships, including potential competitive business activities, international marketing functions, tax and employee benefit matters, indemnity arrangements, and the continued service of certain directors and executive officers of each of the Company and Sterling Software as directors and executive officers of the other company. The Board will utilize such procedures in evaluating the terms and provisions of any material transactions between the Company and Sterling Software and their respective affiliates as the Board may determine appropriate in light of its fiduciary duties under state law.

 Intercompany Agreements.

  In anticipation of the Offering, the Company and Sterling Software entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's ownership interest in the Company, the terms of such agreements were not the result of arm's-length negotiation. The Intercompany Agreements include a tax allocation agreement, an international marketing agreement and a space sharing agreement. The tax allocation agreement states that for periods during which the Company and/or its subsidiaries are included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns (which periods include the period between the Offering and the Distribution), the Company is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated federal and state income tax liability or refunds, respectively. Additionally, the tax allocation agreement contains provisions for the handling of tax controversies. The international marketing agreement defines the terms pursuant to which Sterling Software acts as the exclusive distributor through March 1999 of certain of the Company's products and services in markets outside the United States and Canada. The international marketing agreement provides for the payment to the Company of royalties equal to 50% of the net revenue that Sterling Software derives from licenses of the Company's interchange and communications software products and related product support services. The space sharing agreement defines the terms pursuant to which the Company and Sterling Software are allowed to utilize a portion of each other's office facilities.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The Company's consolidated financial statements have been prepared using Sterling Software's historical basis in the assets and liabilities of its Electronic Commerce Group, including goodwill and other intangible assets recognized by Sterling Software in the original acquisition of certain businesses conducted by the Company. All significant intercompany accounts among the Company and its consolidated subsidiaries have been eliminated. Certain amounts for periods ended prior to September 30, 1996 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingencies at September 30, 1996 and 1995, and the results of operations for the years ended September 30, 1996, 1995 and 1994. While management has based its assumptions and estimates on the facts and circumstances known at September 30, 1996, final amounts may differ from such estimates.

  The Company's consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component or subsidiary of Sterling Software and may not be indicative of actual results of operations and financial position of the Company under other ownership. Management believes that the consolidated income statements include a reasonable allocation of the incremental administrative costs previously incurred by Sterling Software, including executive compensation and the related costs of a corporate staff function. The allocations of such costs were approximately $875,000 for the first quarter of 1996 and $3,500,000 in each of 1995 and 1994 and represent management's estimate of the costs that would have been incurred had the Company operated independently of Sterling Software. Subsequent to the first quarter of 1996 these incremental administrative costs were incurred directly by the Company and therefore no further allocations of such costs were made by Sterling Software.

 Revenue

  Revenue from license fees for software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as such products are delivered. Services revenue and revenue from products involving installation or other services are recognized as the services are performed. Services revenue earned but not invoiced at the end of a month is recognized as revenue in such month and recorded as unbilled accounts receivable until invoiced in the following month. Royalties from affiliated companies represent royalties earned from Sterling Software and certain of its subsidiaries acting as distributors of certain of the Company's products outside of the United States and Canada.

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

 Software Development Costs

  The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"). Unamortized software development costs of $31,058,000 and $27,555,000 are included in "Computer software, net" at September 30, 1996 and 1995, respectively. Pursuant to FAS No. 86, costs are capitalized when technological feasibility of the product is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development capitalized costs include, among other things, programmers' salaries and benefits, outside contractor costs, computer time and allocated facilities costs.

 Depreciation and Amortization

  Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to fifteen years. Computer software costs are amortized on a product-by-product basis using the greater of the amount determined by taking the ratio of current year net revenue to estimated future net revenue or the straight-line method over periods ranging from three to five years. Leasehold improvements are amortized over the term of the lease. Excess costs over the net assets of businesses acquired are amortized on a straight-line basis over periods of ten to forty years. Other intangible assets are amortized on a straight-line basis over periods of three to ten years.

  Depreciation and amortization consists of the following for the years ended September 30, 1996, 1995 and 1994 (in thousands):

                                                        1996    1995    1994
                                                       ------- ------- -------
   Property and equipment............................. $10,817 $ 7,084 $ 4,579
   Purchased computer software........................   1,412   1,405   1,385
   Capitalized computer software development costs....   8,463   7,772   7,353
   Excess costs over net assets of businesses
    acquired..........................................     427     426     407
   Intangible assets..................................     824     830     773
                                                       ------- ------- -------
                                                       $21,943 $17,517 $14,497
                                                       ======= ======= =======

 Income Taxes

  The Company computes its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS No. 109"), which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date.

  The Company's operations have historically been included in consolidated income tax returns filed by Sterling Software as part of its corporate group. The Company has entered into a tax allocation agreement with Sterling Software covering the periods through September 30, 1996, when the Company was included in Sterling Software's consolidated tax returns. Income tax expense in the accompanying financial statements has been computed assuming the Company filed returns separately from the Sterling Software group of companies.

 Stock Options

  In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensations" ("FASB No. 123"). The Company intends to continue applying the existing accounting requirements for stock options and stock-based awards as contained in APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will provide pro forma disclosures as required under FASB No. 123.

 Earnings Per Share

  Pro forma net income per common share is calculated as though there were 73,200,000 shares outstanding for the year ended September 30, 1995. Primary and fully diluted income per common share is calculated as though there were 73,200,000 shares outstanding, together with the weighted average of the additional 1,800,000 shares issued in the Offering, and common stock equivalents.

 Foreign Currency Translation

  The assets and liabilities of consolidated non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates. Revenue and expense accounts of those operations are translated at average exchange rates prevailing during the period the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings.

 Cash and Cash Equivalents

  Cash and cash equivalents consist primarily of highly liquid investments in investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. Cash and cash equivalents are recorded at their fair value.

 Marketable Securities

  The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, and U.S. government obligations. The fair values for marketable securities are based on quoted market prices.

  In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"), all marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of stockholders' equity, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in values judged to be other-than-temporary on available-for-sale securities are included in investment income.

3. TRANSACTIONS WITH AFFILIATED COMPANIES

  Amounts payable and receivable from Sterling Software arise as a result of various transactions between the Company and Sterling Software, including royalties paid to the Company as a result of Sterling Software acting as an international distributor, tax expense charged to the Company, other expenses incurred on behalf of the Company and the Company's participation in Sterling Software's central cash management program (which participation terminated upon completion of the Distribution on September 30, 1996). At September 30, 1996, the Company had amounts due from Sterling Software of $35,134,000, which were collected subsequent to September 30, 1996.

  Certain costs and expenses were initially incurred by Sterling Software on behalf of the Company, and charged to the Company. An analysis of significant items (other than the expense allocations discussed in Note 2 under "Basis of Presentation" and tax allocations) follows (in thousands):

                                                        YEAR ENDED SEPTEMBER 30
                                                        ------------------------
                                                          1996    1995    1994
                                                        -------- ------- -------
   Summary of Expenses:
     Legal, accounting and professional fees........... $  1,139 $   600  $1,376
     Payroll related...................................    7,691   1,403     739
     Occupancy.........................................    1,695     661     694
     Miscellaneous.....................................      534     374     349
                                                        -------- ------- -------
                                                         $11,059  $3,038  $3,158
                                                        ======== ======= =======

4. BUSINESS COMBINATIONS

  In August 1994, Sterling Software acquired, in a stock-for-stock acquisition, accounted for as a pooling of interests, all of the outstanding common stock of American Business Computer Company ("ABC"), a corporation which developed, marketed and supported UNIX-based electronic data interchange products, including products that provide sophisticated electronic commerce gateway functionality. The business formerly conducted by ABC is included in the results of operations of the Company.

5. LEGAL PROCEEDINGS AND CLAIMS

  From time to time the Company is subject to certain legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of any liability with respect to any existing actions will not have a material effect on the financial condition or results of operations of the Company.

6. MARKETABLE SECURITIES

  At September 30, 1996, all of the Company's marketable securities were classified as available-for-sale and consist of the following (in thousands):

                                                                       GROSS
                                                                     UNREALIZED
                                               AGGREGATE  AMORTIZED   HOLDING
                                               FAIR VALUE COST BASIS   GAINS
                                               ---------- ---------- ----------
September 30, 1996
Current:
  U.S. government obligations, scheduled
   maturity within one year...................  $ 9,678    $ 9,652      $26
  U.S. government obligations, scheduled
   maturities between one
   and five years.............................   11,525     11,463       62
                                                -------    -------      ---
                                                $21,203    $21,115      $88
                                                =======    =======      ===

7. ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable consist of the following at September 30 (in thousands):

                                                                  1996    1995
                                                                 ------- -------
     Trade accounts receivable.................................. $63,708 $51,155
     Less: Allowance for doubtful accounts......................   2,416   2,000
                                                                 ------- -------
                                                                 $61,292 $49,155
                                                                 ======= =======

  The Company's accounts and notes receivable are due principally from corporations in diverse industries located in the United States and Canada.

8. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at September 30 (in thousands):

                                                                  1996    1995
                                                                 ------- -------
     Computer and peripheral equipment.......................... $57,231 $36,634
     Furniture, fixtures and other equipment....................   6,693   5,016
     Building improvements......................................   6,302   3,131
                                                                 ------- -------
                                                                  70,226  44,781
     Less accumulated depreciation..............................  27,027  18,943
                                                                 ------- -------
                                                                 $43,199 $25,838
                                                                 ======= =======

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                 1996    1995
                                                                ------- -------
     Trade accounts payable.................................... $12,323 $ 7,204
     Accrued compensation......................................  16,945  11,113
     Other accrued liabilities.................................   5,049   3,125
                                                                ------- -------
                                                                $34,317 $21,442
                                                                ======= =======

10. INCOME TAXES

  The provision for income taxes is composed of the following (in thousands):

                                                      YEARS ENDED SEPTEMBER 30
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
     Current:
       Foreign...................................... $    176
       Federal......................................   26,225  $19,147  $15,363
       State........................................    5,867    4,936    3,617
     Deferred:
       Federal......................................    4,975    3,970     (418)
       State........................................      787      567      (60)
                                                     -------- -------- --------
                                                      $38,030  $28,620  $18,502
                                                     ======== ======== ========

  The effective income tax rate on income before taxes differed from the federal income tax statutory rate for the following reasons (in thousands):

                                                     YEARS ENDED SEPTEMBER 30
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
     Tax expense at U.S. federal statutory rate....  $33,748  $25,043  $16,189
     State income taxes, net of federal benefit....    4,223    3,577    2,313
     Other.........................................       59
                                                    -------- -------- --------
                                                     $38,030  $28,620  $18,502
                                                    ======== ======== ========

  In accordance with the tax allocation agreement with Sterling Software, the Company's income tax payments have been reduced and paid in capital has been increased by approximately $5,148,000 due to income tax deductions associated with the exercise, after the Offering, of Sterling Software stock options held by Company employees.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability as of September 30 are as follows (in thousands):

                                                                 YEARS ENDED
                                                                SEPTEMBER 30
                                                               ---------------
                                                                1996    1995
                                                               ------- -------
   Deferred income tax assets:
     Deferred revenue......................................... $   362 $   843
     Reserves and restructuring accruals......................   2,725   2,620
                                                               ------- -------
       Deferred income tax assets.............................   3,087   3,463
                                                               ------- -------
   Deferred income tax liabilities:
     Capitalized software costs...............................  15,214  11,361
     Depreciation and amortization............................   7,921   6,388
                                                               ------- -------
       Deferred income tax liabilities........................  23,135  17,749
                                                               ------- -------
       Deferred income tax liability net of deferred income
        tax assets............................................ $20,048 $14,286
                                                               ======= =======

11. COMMITMENTS

  The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1996, 1995 and 1994 was $10,000,000, $7,537,000 and $6,071,000, respectively. At September 30, 1996, minimum future rental payments due under all operating leases, net of future sublease income, are as follows (in thousands):

      1997.......................................................... $11,662,000
      1998..........................................................  11,270,000
      1999..........................................................  10,372,000
      2000..........................................................   5,838,000
      2001..........................................................   5,667,000
      Thereafter....................................................  24,148,000

12. STOCK OPTIONS

  The Company has a stock option plan that provides for the grant of options to purchase shares of Commerce Stock by officers, directors, key employees and advisors. All option grants were made at the fair market value of the Commerce Stock at the date of the grant. Options granted pursuant to the plan generally become exerciseable at a rate of 25% per year or become exerciseable immediately or within one year from the date of grant. Options granted pursuant to the plan generally expire five or ten years from the date of grant.

  Stock option transactions are summarized below for the year ended September 30, 1996:

                                                                   AGGREGATE
                                         NUMBER       EXERCISE      EXERCISE
                                       OF SHARES       PRICE         PRICE
                                       ----------  -------------- ------------
Outstanding at September 30, 1995
 (0 shares exerciseable)
  Granted during the year............. 12,285,000  $24.00--$43.88 $297,753,750
  Terminated and canceled during the
   year...............................    (33,000)          24.00     (792,000)
                                       ----------                 ------------
Outstanding at September 30, 1996
 (0 shares exerciseable).............. 12,252,000  $24.00--$43.88 $296,961,750
                                       ==========                 ============

  At September 30, 1996, a maximum of 5,198,400 shares were reserved for future grants of options under the plan. Subsequent to September 30, 1996, options for 4,453,000 additional shares were granted under the plan.

13. DEFINED CONTRIBUTION PLAN

  The Company participated in Sterling Software's plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the "Software Plan") for all full-time employees and for part-time employees that have completed a specified term of service. Pursuant to the Software Plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company contributed additional amounts, as provided by the Software Plan. Benefits under the Software Plan were limited to the assets of the Software Plan. Company contributions charged to expense during 1996, 1995 and 1994 were $2,035,000, $930,000 and $861,000, respectively. A provision of the Software Plan required a portion of the Company contributions to be invested in Software Stock.

  Effective September 30, 1996, the Company ceased participating in the Software Plan. The Company established a plan with similar attributes (the "Commerce Plan") effective October 1, 1996. The portion of the Commerce Plan consisting of the Company's contribution has been designated as an employee stock ownership plan. One half of the Company's contributions are invested in Commerce Stock. The Company's pro-rata share of the assets of the Software Plan were transferred to the Commerce Plan.

14. SUBSEQUENT EVENTS

  Effective October 1, 1996, the Company entered into a Revolving Credit and Term Loan Agreement ("Loan Agreement") with a domestic borrowing capacity of $20,000,000. The Loan Agreement also provides for an additional $10,000,000 international borrowing capacity. The Loan Agreement is unsecured and contains various restrictions on the Company, including limitations on additional borrowings, payment of dividends, acquisitions and capital expenditures. The Loan Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Loan Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent ( 1/2%) or LIBOR plus one and three-quarters percent (1 3/4%). Borrowings, if any, outstanding on October 1, 1998 will convert to four payments in substantially equal installments due at the end of each subsequent quarter. There were no amounts borrowed or outstanding under the Loan Agreement as of November 15, 1996. At November 15, 1996, after utilization of approximately $1,000,000 for standby letters of credit, approximately $29,000,000 was available for borrowing on the Loan Agreement.

15. CHANGE-IN-CONTROL AND SEVERANCE AGREEMENTS

  As of September 30, 1996, the Company had change-in-control agreements with nineteen officers that grant the right to receive payments based on the individual's respective salary, bonus and benefits in the event a change in control (as defined) of the Company occurs and a covered officer's employment is terminated. In addition, the stock option agreements with five of the directors of the Company provide for certain other benefits in the event of a change in control (as defined) of the Company. At September 30, 1996, the maximum liability for salaries, bonuses and benefits under these agreements would be approximately $22,000,000.

  As of September 30, 1996, the Company had entered into severance agreements with twelve officers of the Company providing for payments based on the individual officer's salary and bonus and continuation of benefits. In addition, the Company has entered into an agreement with another officer that provides for an annual base salary plus agreed-upon bonuses or benefits and converts to a five-year consulting agreement upon the occurrence of certain events. At September 30, 1996, the aggregate commitment for future salaries, bonuses and benefits under these agreements would be approximately $15,000,000.

16. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The Company's consolidated operating results for each quarter of 1996 and 1995 are summarized as follows (in thousands):

                                                 THREE MONTHS ENDED
                                      -----------------------------------------
                                      DECEMBER 31 MARCH 31 JUNE 30 SEPTEMBER 30
                                      ----------- -------- ------- ------------
Year ended September 30, 1996:
  Revenue............................   $56,150   $62,076  $69,225   $80,322
  Cost of sales......................    11,916    13,336   13,695    15,471
  Product development and
   enhancement.......................     3,288     3,777    4,187     4,301
  Selling, general and
   administrative....................    20,255    22,904   27,684    31,754
  Income before other expense and
   income taxes......................    20,691    22,059   23,659    28,796
                                        -------   -------  -------   -------
  Net income.........................   $12,289   $13,235  $14,750   $18,118
                                        =======   =======  =======   =======
Year ended September 30, 1995:
  Revenue............................   $45,096   $46,275  $51,637   $60,570
  Cost of sales......................     9,592     9,648   10,233    12,077
  Product development and
   enhancement.......................     3,599     4,032    3,706     3,470
  Selling, general and
   administrative....................    17,303    16,535   19,284    22,071
  Income before other expense and
   income taxes......................    14,602    16,060   18,414    22,952
                                        -------   -------  -------   -------
  Net income.........................   $ 8,726   $ 9,568  $10,946   $13,690
                                        =======   =======  =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information required by this Item 10 concerning the directors of the Company is set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1997 Annual Meeting of Stockholders under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information required by this Item 11 concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation--Report of the Executive and Stock Option Committees of the Board of Directors on Executive Compensation and --Stock Performance Chart" is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information required by this Item 12 concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required by this Item 13 concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Management Compensation--Executive and Stock Option Committee Interlocks and Insider Participation" and "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Annual Report on Form 10-K.

    1. Consolidated Financial Statements:

      See Index to Consolidated Financial Statements at Item 8.

    2. Consolidated Financial Statement Schedules:

      Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1996, 1995 and 1994

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3. Exhibits

      3.1  --Third Amended and Restated Certificate of Incorporation of the
            Company (1)
      3.2  --Amended and Restated Bylaws of the Company (1)
     10.1  --International Marketing Agreement dated March 4, 1996 between
            Sterling Commerce International, Inc. and Sterling Software
            International, Inc. (2)
     10.2  --Tax Allocation Agreement dated March 4, 1996 between the Company and Sterling
            Software (1)
     10.3  --Indemnification Agreement dated March 4, 1996 between the Company and Sterling
            Software (2)
     10.4  --Master Software License Agreement dated March 4, 1996 among the
            Company, Sterling Software and their respective subsidiaries parties thereto (2)
     10.5  --Data Processing Agreement dated March 13, 1996 between the Company and Sterling Software (1)
     10.6  --Space Sharing Agreement dated March 4, 1996 between the Company and Sterling
            Software (1)
     10.7  --Agreement dated as of September 19, 1996 by the Company for the benefit of Sterling Software (5)
     10.8  --Form of Indemnification Agreement between the Company and each of its officers and directors (1)
     10.9  --CEO Agreement dated February 12, 1996 between the Company and
            Sterling L. Williams (2), (4)
     10.10 --Form of Change-in-Control Severance Agreement dated as of February
            12, 1996 between the Company and each of Sterling L. Williams,
            Warner C. Blow, Paul L.H. Olson, J. Brad Sharp, Stephen R. Perkins
            and certain other executive officers and directors of the Company
            (2), (4)
     10.11 --Forms of Severance Agreements dated as of February 12, 1996 between the Company and each of Warner C. Blow, Paul L.H. Olson, J.
            Brad Sharp, Stephen R. Perkins and certain other executive officers and directors of the Company (other than Sterling L. Williams) (2),
            (4)
     10.12 --Form of Change-in-Control Severance Agreement between the Company and a certain officer of the Company (4), (5)
     10.13 --Form of Severance Agreement between the Company and a certain officer of the Company (4), (5)

     10.14 --Supplemental Executive Retirement Plan II (1), (4)
     10.15 --Amendment to Supplemental Executive Retirement Plan II (1), (4)
     10.16 --Sterling Commerce, Inc. Amended and Restated 1996 Stock Option
            Plan (3), (4)
     10.17 --Revolving Credit and Term Loan Agreement dated as of October 1,
            1996 among the Company and The First National Bank of Boston, as agent, and Bank One, Texas, National Association (5)
     11.1  --Computation of Earnings Per Share, Year Ended September 30, 1996
            (5)
     21.1  --Subsidiaries of the Company (5)
     23.1  --Consent of Ernst & Young LLP (5)
     27.1  --Financial Data Schedule (5)

  (b)Reports on Form 8-K.

      During the three-month period ended September 30, 1996, the Company filed two Current Reports on Form 8-K. The reports, dated September 23, 1996 and September 30, 1996, included information requested under Item 5--Other Events.

  (c)Exhibits.

      The response to this portion of Item 14 is submitted as a separate section of this report

  (d)Financial Statement Schedules.

      The response to this portion of Item 14 is submitted as a separate section of this report
--------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 333-13955 and incorporated herein by reference.
(4) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(5) Filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          STERLING COMMERCE, INC.

Date: November 25, 1996                            /s/ Warner C. Blow
                                          By __________________________________
                                                     WARNER C. BLOW
                                              President and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

Date: November 25, 1996                          /s/ Jeannette P. Meier
                                          By __________________________________
                                                   JEANNETTE P. MEIER
                                             Executive Vice President, Chief
                                            Financial Officer, General Counsel
                                                      and Secretary
                                           (Principal Financial and Accounting
                                                         Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: November 25, 1996                         /s/ Sterling L. Williams
                                          By __________________________________
                                                  STERLING L. WILLIAMS
                                           Chairman of the Board and Director

Date: November 25, 1996                            /s/ Warner C. Blow
                                          By __________________________________
                                                     WARNER C. BLOW
                                                        Director

Date: November 25, 1996                         /s/ Charles J. Wyly, Jr.
                                          By __________________________________
                                                  CHARLES J. WYLY, JR.
                                                        Director

Date: November 25, 1996                               /s/ Sam Wyly
                                          By __________________________________
                                                        SAM WYLY
                                                        Director

Date: November 25, 1996                             /s/ Evan A. Wyly
                                          By __________________________________
                                                      EVAN A. WYLY
                                                        Director

Date: November 25, 1996                             /s/ Honor R. Hill
                                          By __________________________________
                                                      HONOR R. HILL
                                                        Director

Date: November 25, 1996                            /s/ Robert E. Cook
                                          By __________________________________
                                                     ROBERT E. COOK
                                                        Director

                               INDEX TO EXHIBITS

  3.1  --Third Amended and Restated Certificate of Incorporation of the Company
        (1)
  3.2  --Amended and Restated Bylaws of the Company (1)
 10.1  --International Marketing Agreement dated March 4, 1996 between Sterling
        Commerce International, Inc. and Sterling Software International, Inc.
        (2)
 10.2  --Tax Allocation Agreement dated March 4, 1996 between the Company and
        Sterling Software (1)
 10.3  --Indemnification Agreement dated March 4, 1996 between the Company and
        Sterling Software (2)
 10.4  --Master Software License Agreement dated March 4, 1996 among the
        Company, Sterling Software and their respective subsidiaries parties thereto (2)
 10.5  --Data Processing Agreement dated March 13, 1996 between the Company and
        Sterling Software (1)
 10.6  --Space Sharing Agreement dated March 4, 1996 between the Company and
        Sterling Software (1)
 10.7  --Agreement dated as of September 19, 1996 by the Company for the benefit of Sterling Software (5)
 10.8  --Form of Indemnification Agreement between the Company and each of its officers and directors
        (1), (4)
 10.9  --CEO Agreement dated February 12, 1996 between the Company and Sterling
        L. Williams (2), (4)
 10.10 --Form of Change-in-Control Severance Agreement dated as of February 12,
        1996 between the Company and each of Sterling L. Williams, Warner C.
        Blow, Paul L.H. Olson, J. Brad Sharp, Stephen R. Perkins and certain other executive officers and directors of the Company (2), (4)
 10.11 --Forms of Severance Agreements dated as of February 12, 1996 between the Company and each of Warner C. Blow, Paul L.H. Olson, J. Brad Sharp,
        Stephen R. Perkins and certain other executive officers and directors of the Company (other than Sterling L. Williams) (2), (4)
 10.12 --Form of Change-in-Control Severance Agreement between the Company and a certain officer of the Company (4), (5)
 10.13 --Form of Severance Agreement between the Company and a certain officer of the Company (4), (5)
 10.14 --Supplemental Executive Retirement Plan II (1), (4)
 10.15 --Amendment to Supplemental Executive Retirement Plan II (1), (4)
 10.16 --Sterling Commerce, Inc. Amended and Restated 1996 Stock Option Plan
        (3), (4)
 10.17 --Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First National Bank of Boston, as agent, and
        Bank One, Texas, National Association (5)
 11.1  --Computation of Earnings Per Share, Year Ended September 30, 1996 (5)
 21.1  --Subsidiaries of the Company (5)
 23.1  --Consent of Ernst & Young LLP (5)
 27.1  --Financial Data Schedule (5)

--------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Registration Statement No. 333-13955 and incorporated herein by reference.
(4) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(5) Filed herewith.

                                                                     SCHEDULE II

                            STERLING COMMERCE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                             BALANCE AT CHARGED TO                   BALANCE AT
                             BEGINNING  COSTS AND   DEDUCTIONS--       END OF
                             OF PERIOD   EXPENSES     DESCRIBE         PERIOD
                             ---------- ----------  ------------     ----------
Allowance for doubtful
 accounts
 at September 30, 1996...... $2,000,000 $1,068,000  $  (652,000)(1)  $2,416,000
                             ========== ==========  ===========      ==========
Allowance for doubtful
 accounts
 at September 30, 1995...... $2,830,000 $ (466,000) $  (364,000)(1)  $2,000,000
                             ========== ==========  ===========      ==========
Allowance for doubtful
 accounts
 at September 30, 1994...... $2,116,000 $1,883,000  $(1,169,000)(1)  $2,830,000
                             ========== ==========  ===========      ==========

--------
(1) Accounts written off.