Form 10-K/A
period 1996-09-30
STERLING COMMERCE INC
filed 1996-12-17
CIK 1005291

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                              FORM 10-K/A-1

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NO. 1-14196

                               ----------------

                            STERLING COMMERCE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2623341
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549


                      AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                            STERLING COMMERCE, INC.

                                 FORM 10-K/A-1

        The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 30, 1996, as set forth in this Form 10-K/A-1:


        Item 1.     Business.

        Item 8.     Financial Statements and Supplementary Data.

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

  The Company operates through five separate groups. The Commerce Services Group, the Interchange Software Group, the Communications Software Group and the Banking Systems Group each offers distinct families of products and services in the United States and Canada. The Company's fifth group, the International Group, markets electronic commerce services and related products outside of the United States and Canada. The Company believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and profit objectives.

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

  International Marketing Agreement. Subsidiaries of the Company and of Sterling Software have entered into a marketing and services agreement pursuant to which Sterling Software acts as the exclusive distributor (directly and through subdistributors) of the Company's specified interchange and communications software products in markets outside the United States and Canada and is responsible for sales, marketing and first level support of such products in those markets. The International Marketing Agreement, which expires in March 1999, provides for the payment to the Company of royalties equal to 50% of the net revenue that Sterling Software derives from licenses of the Company's interchange and communications software products and related product support services, with the balance of such net revenue to be retained by Sterling Software as payment for the services provided by it under the International Marketing Agreement. The International Marketing Agreement obligates Sterling Software to use efforts in the marketing of the Company's software products and the provision of related services comparable to those used by Sterling Software in connection with the marketing of its own products and services. Although it is not anticipated that products and services offered by Sterling Software will be directly competitive with the products and services offered by it on behalf of the Company, the International Marketing Agreement does not expressly prohibit Sterling Software from offering such products and services (subject to the obligations described in the preceding sentence).

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

EMPLOYEES

  The Company's business is dependent upon its ability to attract and retain highly qualified managerial, technical and sales personnel, who are in limited supply. The Company's operations could be adversely affected if it were to lose the services of a significant number of qualified employees or if it were unable to obtain additional qualified personnel when needed. To attract and retain qualified employees, the Company strives to maintain excellent employee relations, attractive office facilities and challenging working environments, and offers competitive compensation and benefits packages. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be excellent.

  At September 30, 1996, the Company employed approximately 1,266 full-time employees.

SALES AND MARKETING

  Each of the Company's Commerce Services, Interchange Software, Communications Software and Banking Systems Groups has its own sales and marketing organizations. These organizations license and market the Company's products and services in the United States and Canada through a combination of direct sales, telesales and telemarketing. The Company's International Group, headquartered in Paris, France, markets electronic commerce services and related products outside the United States and Canada, primarily in Europe (directly and through distributors). The Company's Banking Systems Group markets its software products and product support services worldwide. The Company has implemented a comprehensive, performance-based system of sales commissions, awards and recognition designed to compensate and motivate its sales force.

  Pursuant to an agreement with Sterling Software, Sterling Software acts as the exclusive distributor (directly and through subdistributors) of the Company's specified interchange and communications software products in markets outside the United States and Canada and is responsible for sales, marketing and first level support of such products in those markets. Sterling Software presently maintains offices throughout Europe and in Tokyo, Japan and Sydney, Australia and has relationships with agents and distributors in Asia (other than Japan), Central and South America, Eastern Europe, the Middle East, Mexico and South Africa.

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

  In addition to licensing the use of its software products to its customers, the Company also often sells product support services to its customers. Typically, the Company provides these services pursuant to product support agreements having terms ranging generally from one to three years. The Company's product support agreements allow customers to receive updated or enhanced versions of the Company's software products as they become available and also allow telephone access to the Company's technical personnel.

PRODUCT DEVELOPMENT

  The Company's product development strategy is to enhance existing products and to introduce new products based upon current and anticipated customer needs. In addition, the Company has made a number of acquisitions to expand the array of products and services available to its customers.

  Each of the Company's Commerce Services, Interchange Software, Communications Software and Banking Systems Groups performs its own product development function. Each group's development lab operates as a profit center, with revenues derived from royalties earned on products sold in the domestic and international markets. The Company believes that this organizational structure facilitates development cost control and focuses the development function on customer needs. Gross product development costs in 1996, 1995 and 1994 were $27,800,000, $24,900,000 and $21,700,000, respectively, of which the Company capitalized $12,300,000, $10,100,000 and $9,200,000, respectively, as the cost of developing and testing new or significantly enhanced software products. Product development expense and the capitalization rate may fluctuate from period to period depending, in part, upon the number and status of software development projects in process.

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

  In contemplation of the Offering, among other things: (i) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software, and
(ii) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, international marketing, indemnification, space sharing and certain services. See "Shared Management and Contractual Arrangements with Sterling Software."

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

15. CHANGE-IN-CONTROL AND SEVERANCE AGREEMENTS

  As of September 30, 1996, the Company had change-in-control agreements with fourteen officers that grant the right to receive payments based on the individual's respective salary, bonus and benefits in the event a change in control (as defined) of the Company occurs and a covered officer's employment is terminated. In addition, the stock option agreements with five of the directors of the Company provide for certain other benefits in the event of a change in control (as defined) of the Company. At September 30, 1996, the maximum liability for salaries, bonuses and benefits under these agreements would be approximately $22,000,000.

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