Form 10-Q
period 1996-12-31
STERLING COMMERCE INC
filed 1997-01-31
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
          (Mark One)
             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1996

                                      or

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

                                (214) 891-8680
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                No
                     -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title                      Shares Outstanding as of January 15, 1997
----------------------------           -----------------------------------------
Common Stock, $.01 par value                           75,000,000

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                            Page
                                                                            ----
Sterling Commerce, Inc. Consolidated Balance Sheets at
        December 31, 1996 and September 30, 1996.........................     3

Sterling Commerce, Inc. Consolidated Statements of Income for the
        Three Months Ended December 31, 1996 and 1995....................     4

Sterling Commerce, Inc. Consolidated Statements of Stockholders'
        Equity for the Three Months Ended December 31, 1996 and 1995.....     5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the
        Three Months Ended December 31, 1996 and 1995....................     6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements.......     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................    12


                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION...............................................    16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................    17

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                  A S S E T S

                                     DECEMBER 31         SEPTEMBER 30
                                        1996                 1996
                                     -----------         ------------
Current assets:
 Cash and cash equivalents.........    $ 79,060            $ 23,484
 Marketable securities.............      11,200              21,203
 Accounts and notes
  receivable, net..................      59,027              61,292
 Amounts due from Sterling
  Software.........................       3,050              35,134
 Deferred income taxes.............       2,507               3,087
 Prepaid expenses and
  other current assets.............       8,133               5,794
                                       --------            --------
  Total current assets.............     162,977             149,994

Property and equipment,
 net of accumulated
 depreciation of $29,872 at
December 31, 1996 and
 $27,027 at September 30,
 1996..............................      47,373              43,199

Computer software, net of
 accumulated amortization
 of $45,092 at
December 31, 1996 and
 $42,110 at September 30,
 1996..............................      34,673              34,404

Excess cost over net
 assets acquired, net of
 accumulated amortization
 of $3,489 at December 31,
 1996 and $3,382 at
 September 30, 1996................       9,682               9,789


Other assets.......................       5,182               4,294
                                       --------            --------
                                       $259,887            $241,680
                                       ========            ========

L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and
  accrued liabilities..............    $ 29,512            $ 34,317
 Income taxes payable..............       8,509
 Deferred revenue..................      37,163              38,518
                                       --------            --------
   Total current
    liabilities....................      75,184              72,835

Deferred income taxes..............      23,420              23,135
Other noncurrent
 liabilities.......................       7,420               7,523

Stockholders' equity:
 Preferred stock, $.01 par
  value; 50,000,000 shares
  authorized; no shares
  issued and outstanding...........
 Common stock, $.01 par
  value; 150,000,000
  shares authorized;
  75,000,000 shares issued
  and outstanding..................         750                 750

 Additional paid-in capital........      97,780              98,111
 Retained earnings.................      55,333              39,326
                                       --------            --------
   Total stockholders'
    equity.........................     153,863             138,187
                                       --------            --------
                                       $259,887            $241,680
                                       ========            ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                             THREE MONTHS
                                          ENDED DECEMBER 31
                                          ------------------
                                            1996      1995
                                          --------  --------
Revenue:
 Products...............................   $22,189  $16,063
 Product support........................    15,549   13,477
 Services...............................    32,417   23,127
 Royalties from affiliated companies....     4,614    3,483
                                           -------  -------
                                            74,769   56,150

Costs and expenses:
 Cost of sales:
  Products and product support..........     7,992    6,348
  Services..............................     7,743    5,568
                                           -------  -------
                                            15,735   11,916

 Product development and enhancement....     5,071    3,288
 Selling, general and administrative....    28,950   20,255
                                           -------  -------
                                            49,756   35,459
                                           -------  -------

Income before other income (expense)
 and income taxes.......................    25,013   20,691

Other income (expense)..................     1,058     (210)
                                           -------  -------

Income before income taxes..............    26,071   20,481
Provision for income taxes..............    10,011    8,192
                                           -------  -------
Net income..............................   $16,060  $12,289
                                           =======  =======

Income per common share:
Net income:
 Pro forma..............................              $0.17
                                                    =======
 Primary................................     $0.21
                                           =======
 Fully diluted..........................     $0.21
                                           =======

Weighted average and pro forma common
 shares outstanding.....................    75,000   73,200
                                           =======  =======

                See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                             COMMON STOCK
                                           -----------------
                                            NUMBER            ADDITIONAL            SHAREHOLDERS'     TOTAL
                                              OF       PAR     PAID-IN    RETAINED      NET        STOCKHOLDERS'
                                            SHARES    VALUE    CAPITAL    EARNINGS   INVESTMENT       EQUITY
                                           --------  -------  ----------  --------  -------------  -------------
Balance at September 30, 1995...........                                               $53,187        $ 53,187
 Net income.............................                                                12,289          12,289
 Net cash distributed to Sterling
  Software..............................                                                (6,189)         (6,189)
  Other.................................                                                   315             315
                                                                                       -------        --------
Balance at December 31, 1995............                                               $59,602        $ 59,602
                                                                                       =======        ========

Balance at September 30, 1996...........    75,000     $750    $98,111    $39,326                     $138,187
 Net income.............................                                   16,060                       16,060
 Other..................................                          (331)       (53)                       (384)
                                            ------     ----    -------    -------                    --------
Balance at December 31, 1996............    75,000     $750    $97,780    $55,333                    $153,863
                                            ======     ====    =======    =======                    ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                             THREE MONTHS
                                          ENDED DECEMBER 31
                                          ------------------
                                            1996      1995
                                          --------  --------
Operating activities:
 Net income.............................   $16,060   $12,289
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization........     6,747     4,887
   Provision for losses on accounts
    receivable..........................       743       153
   Provision for deferred income taxes..       865       921
   Changes in operating assets and
    liabilities:
      Decrease in accounts and notes
       receivable.......................       366       108
      Decrease in amounts due from
       Sterling Software................    32,084
      Increase in prepaids and other
       assets...........................    (2,279)   (2,202)
      Increase in accounts payable,
       accrued liabilities and income
       taxes payable....................     3,713       279

      (Decrease) increase in deferred
       revenue..........................    (1,355)      221
      Other.............................        18       123
                                           -------   -------
       Net cash provided by operating
        activities......................    56,962    16,779

Investing activities:
 Purchases of property and equipment....    (7,584)   (4,597)
 Purchases and capitalized cost of
  development of computer software......    (3,257)   (2,935)
   Sales of investments, net............    10,003
   Other................................                (185)
                                           -------   -------
       Net cash used in investing
        activities......................      (838)   (7,717)

Financing activities:
 Other..................................      (548)      259
                                           -------   -------
       Net cash (used in)  provided by
        financing activities............      (548)      259
Net cash distributed to Sterling
 Software...............................              (6,189)
                                           -------   -------

Increase in cash and cash equivalents...    55,576     3,132

Cash and cash equivalents at beginning
 of period..............................    23,484       395
                                           -------   -------

Cash and cash equivalents at end of
 period.................................   $79,060   $ 3,527
                                           =======   =======

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its wholly owned subsidiaries (collectively the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to December 31, 1996 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from the assumptions used by management in preparation of the financial statements.

          Revenue

          Revenue from license fees for software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as products are delivered. Services revenue and revenue from products involving installation or other services are recognized as the services are performed. Royalties revenue represents royalties earned from Sterling Software, Inc. and certain of its subsidiaries (collectively "Sterling Software") acting as international distributors of certain of the Company's products outside of the United States and Canada.

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

          Earnings Per Share

          Pro forma net income per common share is calculated as though there were 73,200,000 shares outstanding throughout the period presented. Primary and fully diluted income per common share is calculated as though there were 75,000,000 shares outstanding together with common stock equivalents.

2.  UNAUDITED INTERIM FINANCIAL STATEMENTS

          The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

3.  GENERAL INFORMATION

    Initial Public Offering and Distribution

          The Company was incorporated in December 1995 as a subsidiary of Sterling Software. The Company completed its initial public offering (the "Offering") of Common Stock, $.01 par value, of the Company ("Commerce Stock") on March 13, 1996. Pursuant to the Offering, the Company sold to the public 1,800,000 previously unissued shares of Commerce Stock and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Commerce Stock then owned by it.

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

          On September 23, 1996, the Board of Directors of Sterling Software declared a special dividend consisting of the distribution (the "Distribution") of all shares of Commerce Stock held by Sterling Software on September 30, 1996, payable pro rata to the holders of record of Sterling Software's common stock, $0.10 par value, as of the close of business on such date. As a result, effective September 30, 1996, the Company ceased to be a subsidiary of Sterling Software.

    Shared Management and Contractual Arrangements with Sterling Software.

    Management

          The Board of Directors of the Company (the "Board") currently has seven members. Messrs. Sam Wyly, Charles J. Wyly, Jr. and Evan A. Wyly are directors of the Company and are also directors of Sterling Software. Mr. Sterling L. Williams serves as Chairman of the Board of the Company and as President and Chief Executive Officer and a member of the Board of Directors of Sterling Software. In addition, Jeannette P. Meier serves as Executive Vice President, General Counsel and Secretary of both companies and the Chief Financial Officer of Sterling Software, and Phillip A. Moore serves as an Executive Vice President of both companies. Neither the specific time period nor the capacity or capacities in which such executive officers may continue to serve either the Company or Sterling Software (or both) has been determined as of the date of this report.

          The Company and Sterling Software have significant contractual and other ongoing relationships as discussed below under "Intercompany Agreements." Conflicts of interest may arise between the Company and Sterling Software in a number of areas relating to such ongoing relationships, including potential competitive business activities, international marketing functions, tax and employee benefit matters, indemnity arrangements, and the continued service of certain directors and executive officers of each of the Company and Sterling Software as directors and executive officers of the other company. The Board will utilize such procedures in evaluating the terms and provisions of any material transactions between the Company and Sterling Software and their respective affiliates as the Board may determine appropriate in light of its fiduciary duties under applicable state law.


    Intercompany Agreements

          In anticipation of the Offering, the Company and Sterling Software entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's then-existing ownership interest in the Company, the terms of such agreements were not the result of arm's-length negotiation. The Intercompany Agreements include an International Marketing Agreement, a Tax Allocation Agreement, an Indemnification Agreement and a Space Sharing Agreement. The International Marketing Agreement defines the terms pursuant to which Sterling Software acts as the exclusive distributor through March 1999 of certain of the Company's products in markets outside the United States and Canada. The International Marketing Agreement provides for the payment of royalties by Sterling Software to the Company equal to 50% of the revenue that Sterling Software derives from licenses of the Company's interchange and communications software products and related product support services. The Tax Allocation Agreement provides that for periods during which the Company and/or its subsidiaries were included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns, the Company is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated, federal and state income tax liability or refunds, respectively. Additionally, the Tax Allocation Agreement contains provisions for the handling of tax controversies. The Indemnification Agreement provides that the Company will indemnify Sterling Software and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by the Company in connection with the Internal Revenue Service ruling request that would cause the Distribution to be taxable to Sterling Software or its stockholders. The Indemnification Agreement also provides that each party will indemnify the other party for certain other liabilities, including those relating to the business, operations or assets conducted or owned by the indemnifying party. The Space Sharing Agreement defines the terms pursuant to which the Company and Sterling Software are allowed to utilize a portion of certain of each other's office facilities for a fee.

4.  CHANGE IN CONTROL AND SEVERANCE AGREEMENTS

          As of December 31, 1996, the Company had change-in-control agreements with fourteen officers that provide for payments, based on each such officer's respective salary, bonus and cash incentive compensation, and certain other benefits in the event a change in control (as defined) of the Company occurs and such officer's employment is terminated. In addition, pursuant to the change-in-control agreements with such officers and separate agreements with two directors, if any payments (including payments under the change-in-control agreements) to any such individual are determined to be "excess parachute payments" under the Internal Revenue Code of 1986, as amended (the "Code"), such individual would be entitled to receive an additional payment to compensate such individual for the excise tax imposed by the Code on such payments. (See Item 5 of Part II of this report) As of December 31, 1996, the maximum liability for amounts payable under all of these agreements would have been approximately $35,500,000.

          As of December 31, 1996, the Company had severance agreements with thirteen officers of the Company that provide for payments, based on each such officer's respective salary and bonus, and for continuation of certain benefits. In addition, the Company has entered into an agreement with the Chairman of the Board of the Company that provides for an annual base salary plus agreed-upon bonuses and benefits, which agreement converts to a seven-year consulting agreement upon the occurrence of certain events. (See Item 5 of Part II of this report) As of December 31, 1996, the aggregate commitment for future salaries, bonuses and benefits under all of these agreements would have been approximately $18,600,000.

5.  RIGHTS PLAN

          On December 18, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each share of Commerce Stock of the Company outstanding at the close of business on December 31, 1996 (the "Record Date"), pursuant to the terms of a Rights Agreement, dated as of December 18, 1996 (the "Rights Plan"). The Rights Plan also provides, subject to specified exceptions and limitations, that shares of Commerce Stock issued after the Record Date will be entitled to and accompanied by Rights. Pursuant to the Rights Plan, one Right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Share") (structured so as to be substantially the equivalent of a share of Commerce Stock) is attached to each issued and outstanding share of Commerce Stock. Subject to certain conditions, each Right entitles the holder to purchase 1/100th of a Junior Preferred Share at a price (the "Purchase Price") of $200.00 per 1/100th of a Junior Preferred Share (subject to adjustment).

          In general, the Rights will not become exercisable, or transferable apart from the shares of Commerce Stock, unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 15% or more of the outstanding shares of Commerce Stock (any such person or group of persons being referred to in the Rights Plan as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Commerce Stock (or, in certain circumstances, the common stock of a company into which the Company is merged or consolidated or to which the Company sells all or substantially all of its assets) having a market value equal to two times the Purchase Price. The Rights will expire on December 31, 2006, unless earlier redeemed by the Company at a redemption price of $.01 per Right (subject to adjustment), or otherwise exchanged or amended in accordance with the terms of the Rights Plan.

6.  SUBSEQUENT EVENT

          The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the purpose of effecting a public offering of 12,500,000 shares of Commerce Stock, plus up to an additional 1,875,000 shares of Commerce Stock issuable pursuant to an over-allotment option to be granted to the underwriters by the Company. The net proceeds of such proposed offering will be added to the Company's working capital and used for general corporate purposes, which may include acquisitions. Pending such use, the Company currently intends to invest the proceeds in short-term, investment grade debt securities and other marketable securities. Such proposed offering is presently expected to be completed in the second quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

          Total revenue increased $18,619,000, or 33%, in the first quarter of 1997 over the same period of 1996 due to a 38% increase in products revenue, a 15% increase in product support revenue, a 40% increase in services revenue and a 32% increase in royalties from Sterling Software. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. For the three months ended December 31, 1996, 51% of the Company's software product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 62% for the three months ended December 31, 1995. This deviation from prior trends was caused primarily by increased sales of mainframe communications software to the federal government in the current quarter compared to the same quarter of the prior year where, due in part to the federal government shutdowns, there were no significant sales to the federal government. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is primarily due to an increase in the commerce services customer base, increases in the processing volume for existing customers and certain price increases applied to processed transactions. The increase in royalties revenue is the result of an increase in product sales and product support revenue outside of the United States and Canada.

          Total costs and expenses increased $14,297,000, or 40%, on revenue growth of 33%. The percentage increase in total costs and expenses is primarily due to a 43% increase in selling, general and administrative costs and to a lesser extent a 54% increase in product development and enhancement expense.

          Cost of goods sold increased $3,819,000, or 32%, when compared with the same period of last year due to increases in depreciation and amortization. These increases are the result of an increase in property and equipment purchases as well as the amortization associated with the release of new software products. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

          Product development and enhancement expense increased $1,783,000, or 54%, when compared with the same period of last year. Product development and enhancement expense of $5,071,000 for the first quarter of 1997 is net of $3,232,000 of capitalized software development costs. This compares to product development and enhancement expense of $3,288,000 for the first quarter of 1996, which is net of $2,934,000 of capitalized software development costs for the same period. Total software development costs capitalized during the first quarter of 1997 and 1996 represent 39% and 47% of total product development and enhancement expense for the quarter ended December 31, 1996 and 1995, respectively. Software amortization expense is $2,988,000 and $2,183,000 for the first quarter of 1997 and 1996, respectively.

          Selling, general and administrative expense increased $8,695,000, or 43%, when compared with the same period of last year primarily due to an increase in sales, marketing and administrative support activities needed to support the revenue growth and also due to higher administrative expenses associated with being a separate public company.

          Other income increased $1,268,000 in the first quarter of 1997 over the same period of 1996 primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities.


LIQUIDITY AND CAPITAL RESOURCES

          The Company had $87,793,000 of working capital at December 31, 1996, including $79,060,000 of cash and cash equivalents. Days sales outstanding, measured on a quarterly basis, remained virtually unchanged at 76 days for the quarter ended December 31, 1996, when compared with 75 days for the quarter ended September 30, 1996. Net cash flows from operations increased $40,183,000 to $56,962,000 in the first three months of 1997 as compared to the first three months of 1996, primarily due to collection of amounts due from Sterling Software combined with higher operating profits and higher non-cash charges. Cash flows from operations were used to fund operations and capital expenditures including capitalized software. Property and equipment purchases of $7,584,000 in the first three months of 1997 include purchases made for equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue.

          Effective October 1, 1996, the Company entered into a Revolving Credit and Term Loan Agreement ("Loan Agreement") with a domestic borrowing capacity of $20,000,000. The Loan Agreement also provides for an additional $10,000,000 international borrowing capacity. The Loan Agreement is unsecured and contains various restrictions on the Company, including limitations on additional borrowings, payment of dividends, acquisitions and capital expenditures. The Loan Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Loan Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent (1/2%) or LIBOR plus one and three-quarters percent (1 3/4%). Borrowings, if any, outstanding on October 1, 1998 will convert to a term loan requiring four payments in substantially equal installments due at the end of each subsequent quarter. There were no amounts borrowed or outstanding under the Loan Agreement as of December 31, 1996. At December 31, 1996, after utilization of approximately $300,000 for standby letters of credit, approximately $29,700,000 was available for borrowing on the Loan Agreement.

          At December 31, 1996, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company presently intends to meet such obligations from internally generated funds and available cash balances. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short term investments combined with cash flows from operations and amounts available under the Loan Agreement are sufficient to meet the

Company's working capital requirements relating to its existing operations for the foreseeable future.

          The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the purpose of effecting a public offering of 12,500,000 shares of Commerce Stock, plus up to an additional 1,875,000 shares of Commerce Stock issuable pursuant to an over-allotment option to be granted to the underwriters by the Company. The net proceeds of such proposed offering will be added to the Company's working capital and used for general corporate purposes, which may include acquisitions. Pending such use, the Company currently intends to invest the proceeds in short-term, investment grade debt securities and other marketable securities. Such proposed offering is presently expected to be completed in the second quarter of 1997.

OTHER MATTERS

          Demand for many of the Company's products tends to improve with increased inflation as customers strive to increase employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor-intensive cost structure could adversely affect its results of operations to the extent the Company is not able to recover increased operating costs through increased prices and product licensing.

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

          The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy contributes in part to the Company's growth in revenue and operating profit. The impact of any future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

FORWARD LOOKING INFORMATION

          This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in SEC Filings, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

          The Company has amended (i) the agreement (the "Chairman Agreement") with Sterling L. Williams (Chairman of the Board), which converts to a consulting agreement and provides certain employment and other benefits in the event the Company or, in certain circumstances, Mr. Williams terminates his employment as Chairman of the Board of the Company, (ii) the agreements ("Severance Agreements") with each of Warner C. Blow (President and Chief Executive Officer), Jeannette P. Meier (Executive Vice President, General Counsel and Secretary) and Steven P. Shiflet (Senior Vice President and Chief Financial Officer), which provide certain compensation and benefits in the event the Company terminates such executive officers' employment with the Company, and
(iii) the agreements (the "Change-in-Control Agreements") with each of Sterling
L. Williams, Warner C. Blow, Jeannette P. Meier and Steven P. Shiflet, which provide certain compensation and benefits in the event of the termination of such executive officers' employment with the Company following a change in control (as defined). Copies of the Chairman Agreement and the forms of Severance Agreement and Change-in-Control Agreement have been filed as exhibits to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and are incorporated herein by this reference. The amendments referred to above, in general, increase the amount of compensation and benefits which such executive officers would be entitled to receive following the termination of their employment with the Company from five years (or five times) to seven years (or seven times), respectively, for Mr. Williams; from four years (or four times) to five years (or five times), respectively, for Mr. Blow; from three years (or three times) to four years (or four times), respectively, for Ms. Meier; and from one year (or one time) to two years (or two times), respectively, for Mr. Shiflet.

          The Company has also entered into an agreement with each of Sam Wyly and Charles J. Wyly, Jr., directors of the Company (the "Director Agreements"). The Director Agreements provide that if any amounts paid or payable by the Company to such directors following a change in control (as defined) are determined to be "excess parachute payments" under the Code, such directors would be entitled to receive an additional payment to compensate such directors for the excise tax imposed by the Code on such payments.

          The foregoing descriptions of (i) the amendments to the Chairman Agreement and (ii) the Director Agreements, are qualified in their entirety by reference to the copies of such agreements, which are filed as exhibits to this report and incorporated herein by this reference.

          Effective January 31, 1997, the Company and Sterling Software entered into an amendment to the International Marketing Agreement which, in part, confirms the right of the Company's International Group to market, only in connection with its services offerings, certain GENTRAN PC products that enable and facilitate usage of such services.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          3.1 -- Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-20565))
          4.1 -- Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated December 18, 1996)
         10.1 -- Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First National Bank of Boston, as agent, and Bank One, Texas, National Association (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30,
                 1996)
         10.2 -- Amendment No. 1 to the International Distributor Agreement dated as of January 31, 1997, between Sterling Commerce B.V. and Sterling Software International, Inc. (a/k/a the International Marketing Agreement)
         10.3 -- Form of Director Agreement dated as of January 27, 1997, between the Company and each of Sam Wyly and Charles J. Wyly, Jr.
         10.4 -- Amendment to CEO Agreement dated as of December 1, 1996, between the Company and Sterling L. Williams
         11.1 -- Computation of Earnings Per Share
         27   -- Financial Data Schedule

    (b)  Reports on Form 8-K.

             During the three-month period ended December 31, 1996, the Company filed Current Reports on Form 8-K, dated September 30, 1996 and December 18, 1996. Each such report included information requested under Item 5--Other Events.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STERLING COMMERCE, INC.




Date:  January 31,  1997                       /s/  Warner C. Blow
                                    --------------------------------------------
                                                    Warner C. Blow
                                       President and Chief Executive Officer
                                             (Principal Executive Officer)


Date:  January 31,  1997                     /s/  Steven P. Shiflet
                                    --------------------------------------------
                                                  Steven P. Shiflet
                                              Senior Vice President and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 INDEX TO EXHIBITS


        3.1 -- Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-20565))
        4.1 -- Rights Agreement, dated December 18, 1996, by and between the Company and The First National Bank of Boston, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated December 18, 1996)
       10.1 -- Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First National Bank of Boston, as agent, and Bank One, Texas, National Association (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996)
       10.2 -- Amendment No. 1 to the International Distributor Agreement dated as of January 31, 1997, between Sterling Commerce B.V. and Sterling Software International, Inc. (a/k/a the International Marketing Agreement)
       10.3 -- Form of Director Agreement dated as of January 27, 1997, between the Company and each of Sam Wyly and Charles J. Wyly, Jr.
       10.4 -- Amendment to CEO Agreement dated as of December 1, 1996, between the Company and Sterling L. Williams
       11.1 -- Computation of Earnings Per Share
       27   -- Financial Data Schedule