Form 10-Q
period 1997-03-31
STERLING COMMERCE INC
filed 1997-05-07
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
 (Mark One)
    (X)         Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1997

                                      or

    ( )        Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                          COMMISSION FILE NO. 1-14196

                            STERLING COMMERCE, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                             75-2623341
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        300 CRESCENT COURT, SUITE 1200
                             DALLAS, TEXAS  75201
         (Address of principal executive offices, including zip code)

                                (214) 981-1100
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                No
                     -----                  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title                        Shares Outstanding as of April 30, 1997
----------------------------             ---------------------------------------
Common Stock, $.01 par value                            89,375,000

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Sterling Commerce, Inc. Consolidated Balance Sheets at March 31, 1997 and
  September 30, 1996.....................................................     3

Sterling Commerce, Inc. Consolidated Statements of Income for the Three
  and Six Months Ended March 31, 1997 and 1996...........................     4

Sterling Commerce, Inc. Consolidated Statements of Stockholders'
  Equity for the Six Months Ended March 31, 1997 and 1996................     5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for
  the Six Months Ended March 31, 1997 and 1996...........................     6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements.......     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS..............................................    11


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................    16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................    17

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  A S S E T S

                                                      MARCH 31      SEPTEMBER 30
                                                        1997            1996
                                                     -----------    ------------
                                                     (UNAUDITED)
Current assets:
 Cash and cash equivalents........................    $346,314        $ 23,484
 Marketable securities............................     149,574          21,203
 Accounts and notes receivable, net...............      58,921          61,292
 Amounts due from Sterling Software...............       4,370          35,134
 Deferred income taxes............................       3,537           3,087
 Prepaid expenses and other current assets........      10,439           5,794
                                                      --------        --------
  Total current assets............................     573,155         149,994

Property and equipment, net of accumulated
  depreciation of $33,861 at March 31, 1997
  and $27,027 at September 30, 1996...............      51,700          43,199

Computer software, net of accumulated amortization
 of $44,890 at March 31, 1997 and $42,110
 at September 30, 1996............................      37,585          34,404

Excess cost over net assets acquired, net of
 accumulated amortization of $3,596 at March 31,
 1997 and $3,382 at September 30, 1996............      10,130           9,789
Other assets......................................       8,196           4,294
                                                      --------        --------
                                                      $680,766        $241,680
                                                      ========        ========

     L I A B I L I T I E S  A N D   S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities.........    $ 31,207        $ 34,317
 Income taxes payable.............................       2,473
 Deferred revenue.................................      40,677          38,518
                                                      --------        --------
   Total current liabilities......................      74,357          72,835

 Deferred income taxes............................      25,424          23,135
Other noncurrent liabilities......................       8,326           7,523

Stockholders' equity:
 Preferred stock, $.01 par value; 50,000,000
  shares authorized; no shares issued and
  outstanding.....................................
 Common stock, $.01 par value; 150,000,000
  shares authorized; 89,375,000 shares issued
  and outstanding at March 31, 1997;
  75,000,000 shares issued and outstanding at
  December 31, 1996...............................         894             750
 Additional paid-in capital.......................     498,043          98,111
 Retained earnings................................      73,722          39,326
                                                      --------        --------
   Total stockholders' equity.....................     572,659         138,187
                                                      --------        --------
                                                      $680,766        $241,680
                                                      ========        ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                            THREE MONTHS         SIX MONTHS
                                           ENDED MARCH 31      ENDED MARCH 31
                                          -----------------  ------------------
                                            1997     1996      1997      1996
Revenue:
 Products...............................  $23,121   $19,145  $ 45,310  $ 35,208
 Product support........................   16,752    13,784    32,301    27,261
 Services...............................   33,673    24,463    66,090    47,590
 Royalties from affiliated companies....    5,988     4,684    10,602     8,167
                                          -------   -------  --------  --------
                                           79,534    62,076   154,303   118,226

Costs and expenses:
 Cost of sales:
  Products and product support..........    8,293     7,077    16,285    13,411
  Services..............................    8,099     6,259    15,842    11,841
                                          -------   -------  --------  --------
                                           16,392    13,336    32,127    25,252

 Product development and enhancement....    6,191     3,777    11,262     7,065
 Selling, general and administrative....   29,371    22,904    58,321    43,160
                                          -------   -------  --------  --------
                                           51,954    40,017   101,710    75,477
                                          -------   -------  --------  --------
Income before other income (expense)
 and income taxes.......................   27,580    22,059    52,593    42,749

Other income (expense)..................    2,815               3,873      (209)
                                          -------   -------  --------  --------
Income before income taxes..............   30,395    22,059    56,466    42,540
Provision for income taxes..............   11,578     8,824    21,589    17,016
                                          -------   -------  --------  --------
Net income..............................  $18,817   $13,235  $ 34,877  $ 25,524
                                          =======   =======  ========  ========
Income per common share:

 Net income:
  Primary...............................     $.23      $.18      $.44      $.34
                                          =======   =======  ========  ========
  Fully diluted.........................     $.23      $.18      $.44      $.34
                                          =======   =======  ========  ========
Average common shares outstanding.......   80,111    73,734    77,527    73,466
                                          =======   =======  ========  ========

                 See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                              COMMON STOCK
                                        -------------------
                                        NUMBER                  ADDITIONAL                   SHAREHOLDERS'      TOTAL
                                          OF           PAR       PAID-IN       RETAINED         NET         STOCKHOLDERS'
                                        SHARES        VALUE      CAPITAL       EARNINGS      INVESTMENT        EQUITY
                                        ------        -----     ----------     --------      ------------   -------------
Balance at September 30, 1995......                                                           $ 53,187        $ 53,187
 Formation transactions............     73,200        $732      $ 53,871                       (54,603)
 Net proceeds from initial public
  offering.........................      1,800          18        40,100                                        40,118

 Net cash distributed to Sterling
  Software.........................                                                            (17,819)        (17,819)

 Net income........................                                             $ 6,289         19,235          25,524
                                        ------        ----      --------        -------        -------        --------
Balance at March 31, 1996..........     75,000        $750      $ 93,971        $ 6,289           -           $101,010
                                        ------        ----      --------        -------        -------        --------


Balance at September 30, 1996......     75,000        $750      $ 98,111        $39,326                       $138,187
 Net income........................                                              34,877                         34,877
 Stock offering proceeds...........     14,375         144       400,263                                       400,407
 Other.............................                                 (331)          (481)                          (812)
                                        ------        ----      --------        -------                       --------
Balance at March 31, 1997..........     89,375        $894      $498,043        $73,722                       $572,659
                                        ------        ----      --------        -------                       --------

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               SIX MONTHS
                                             ENDED MARCH 31
                                          --------------------
                                             1997       1996
                                          ----------  --------
Operating activities:
 Net income.............................  $  34,877   $ 25,524
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization........     13,890     10,282
   Provision for losses on accounts
    receivable..........................        780        499
   Provision for deferred income taxes..      1,839      1,765
   Changes in operating assets and
    liabilities:
      Decrease (increase) in accounts
       and notes receivable.............      1,025     (2,196)
      Decrease (increase) in amounts
       due from Sterling Software.......     30,764     (1,192)
      Increase in prepaids and other
       assets...........................     (8,132)    (3,612)
      (Decrease) increase in accounts
       payable, accrued liabilities and
       income taxes payable.............     (1,716)       749
      Increase in deferred revenue......      1,131      3,560
      Other.............................      1,049        335
                                          ---------   --------
       Net cash provided by operating
        activities......................     75,507     35,714

Investing activities:
 Purchases of property and equipment....    (15,840)   (10,599)
 Purchases and capitalized cost of
  development of computer software......     (6,504)    (5,742)

 Purchases of investments...............   (135,362)
 Sales of investments...................     10,003
 Business acquisitions, net of cash
    acquired............................     (4,247)      (185)
                                          ---------   --------
       Net cash used in investing
        activities......................   (151,950)   (16,526)

Financing activities:
 Net proceeds from stock issuance.......    400,407     40,118
 Net cash distributed to Sterling
  Software..............................               (17,819)
 Other..................................     (1,134)      (397)
                                          ---------   --------
       Net cash  provided by financing
        activities......................    399,273     21,902
                                          ---------   --------
Increase in cash and cash equivalents...    322,830     41,090

Cash and cash equivalents at beginning
 of period..............................     23,484        395
                                          ---------   --------

Cash and cash equivalents at end of
 period.................................  $ 346,314   $ 41,485
                                          =========   ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its wholly owned subsidiaries (collectively the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to March 31, 1997 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from the assumptions used by management in preparation of the financial statements.

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

2.    UNAUDITED INTERIM FINANCIAL STATEMENTS

      The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position, results of operations and cash flow for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

3.    GENERAL INFORMATION

    Initial Public Offering and Distribution

      The Company was incorporated in December 1995 as a subsidiary of Sterling Software. The Company completed its initial public offering (the "Offering") of Common Stock, $.01 par value, of the Company ("Common Stock") on March 13, 1996. Pursuant to the Offering, the Company sold to the public 1,800,000 previously unissued shares of Common Stock and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Common Stock then owned by it.

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

      On September 23, 1996, the Board of Directors of Sterling Software declared a special dividend consisting of the distribution (the "Distribution") of all shares of Common Stock held by Sterling Software on September 30, 1996, payable pro rata to the holders of record of Sterling Software's common stock, $.10 par value, as of the close of business on such date. As a result, effective September 30, 1996, the Company ceased to be a subsidiary of Sterling Software.

    Follow-on Public Offering

      On February 28, 1997, the Company completed a public offering (the "Follow-on Offering") of 14,375,000 previously unissued shares of Common Stock. The net proceeds of $400,407,000 have been added to the Company's working capital and will be used for general corporate purposes, which may include acquisitions. Pending such use, the funds are invested in investment grade debt securities and other marketable securities.

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

4.    BUSINESS ACQUISITIONS

      In February 1997, the Company acquired for cash all of the outstanding common stock of Comfirst S.A. ("Comfirst") a Paris, France based provider of communication and file transfer software. The acquisition has been accounted for under the purchase method of accounting. The operating results of Comfirst have been included in the Company's consolidated results of operations from the date of acquisition.

     The Company has entered into a letter of intent to acquire Automated Catalogue Services, L.P. ("ACS"). ACS creates and publishes business-related product information databases delivered via CD-ROM and over the internet, and creates customized electronic catalogues for manufacturers and distributors.
The acquisition, which is subject to the execution of a definitive agreement, is expected to close in May 1997 and will be accounted for under the purchase method of accounting.

5.   EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share" ("FASB No. 128"). The Company will be required to adopt FASB No. 128 for periods ending after December 15, 1997. Until that time, the Company intends to continue to apply the requirements of APB No. 25 for earnings per share.

Pro forma earnings per share as calculated under FASB No. 128 would be: basic earnings per share of $.23 and $.45 for the three- and six-month periods, respectively, ended March 31, 1997; and diluted earnings per share of $.23 and $.44 for the three- and six-month periods, respectively, ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

      Total revenue increased $17,458,000, or 28%, in the second quarter of 1997 over the same period of 1996 due to a 21% increase in products revenue, a 22% increase in product support revenue, a 38% increase in services revenue and a 28% increase in royalties from Sterling Software. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. For the three months ended March 31, 1997, 51% of the Company's software product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 48% for the three months ended March 31, 1996. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is primarily due to an increase in the commerce services customer base, increases in the processing volume for existing customers and certain price increases applied to processed transactions. The increase in royalties revenue is the result of an increase in product sales and product support revenue outside of the United States and Canada.

      Total costs and expenses increased $11,937,000, or 30%, on revenue growth of 28%. The percentage increase in total costs and expenses is primarily due to a 28% increase in selling, general and administrative costs and to a lesser extent a 64% increase in product development and enhancement expense compared with the same period of last year.

      Cost of sales increased $3,056,000, or 23%, when compared with the same period of last year, primarily due to increases in depreciation and amortization. These increases are the result of an increase in property and equipment purchases as well as the amortization associated with the release of new software products. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

      Product development and enhancement expense increased $2,414,000, or 64%, when compared with the same period of last year. Product development and enhancement expense of $6,191,000 for the second quarter of 1997 is net of $3,104,000 of capitalized software development costs. This compares to product development and enhancement expense of $3,777,000 for the second quarter of 1996, which is net of $2,807,000 of capitalized software development costs for the same period. The increase in product development and enhancement expense is due to the increased investment in developing new and enhanced products primarily to address new technologies including client-server and the internet. Total software development costs capitalized during the second quarter of 1997 and 1996 represent 33% and 43% of total product development and enhancement expense for the quarter ended March 31, 1997 and 1996, respectively. Software amortization expense is $2,835,000 and $2,719,000 for the second quarter of 1997 and 1996, respectively.

      Selling, general and administrative expense increased $6,467,000, or 28%, when compared with the same period of last year, primarily due to an increase in sales, marketing and administrative support activities needed to support the revenue growth and also due to higher administrative expenses associated with being a separate public company.

      Other income increased $2,815,000 in the second quarter of 1997 over the same period of 1996, primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities.

SIX MONTHS ENDED MARCH 31, 1997 AND 1996

      Total revenue increased $36,077,000, or 31%, in the first six months of 1997 over the same period of 1996 due to a 29% increase in products revenue, an 18% increase in product support revenue, a 39% increase in services revenue and a 30% increase in royalties from Sterling Software. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. For the six months ended March 31, 1997, 51% of the Company's software product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 54% for the six months ended March 31, 1996. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is primarily due to an increase in the commerce services customer base, increases in the processing volume for existing customers and certain price increases applied to processed transactions. The increase in royalties revenue is the result of an increase in product sales and product support revenue outside of the United States and Canada.

      Total costs and expenses increased $26,233,000, or 35%, on revenue growth of 31%. The percentage increase in total costs and expenses is primarily due to a 35% increase in selling, general and administrative costs and to a lesser extent a 59% increase in product development and enhancement expense compared with the same period last year.

      Cost of sales increased $6,875,000, or 27%, when compared with the same period of last year, primarily due to increases in depreciation and amortization. These increases are the result of an increase in property and equipment purchases as well as the amortization associated with the release of new software products. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

      Product development and enhancement expense increased $4,197,000, or 59%, when compared with the same period of last year. Product development and enhancement expense of $11,262,000 for the first six months of 1997 is net of $6,336,000 of capitalized software development costs. This compares to product development and enhancement expense of $7,065,000 for the first six months of 1996, which is net of $5,741,000 of capitalized software development costs for the same period. The increase in product development and enhancement expense is due to the increased investment in developing new and enhanced products primarily to address new technologies including client-server and the internet. Total software development costs capitalized during the first six months of 1997 and 1996 represent 36% and 45% of total product development and enhancement expense for the period ended March 31, 1997 and 1996, respectively. Software amortization expense is $5,823,000 and $4,902,000 for the first six months of 1997 and 1996, respectively.

      Selling, general and administrative expense increased $15,161,000, or 35%, when compared with the same period of last year, primarily due to an increase in sales, marketing and administrative support activities needed to support the revenue growth and also due to higher administrative expenses associated with being a separate public company.

      Other income increased $4,082,000 in the first six months of 1997 over the same period of 1996, primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

      On February 28, 1997, the Company completed the Follow-on Offering of 14,375,000 shares of Common Stock. The net proceeds of $400,407,000 have been added to the Company's working capital and will be used for general corporate purposes, which may include acquisitions. Pending such use, the funds are invested in investment grade debt securities and other marketable securities.

      The Company had $498,798,000 of working capital at March 31, 1997, including $346,314,000 of cash and cash equivalents and $149,574,000 of marketable securities. Days sales outstanding, measured on a quarterly basis, improved from 76 days for the quarter ended December 31, 1996 to 72 days for the quarter ended March 31, 1997. Net cash flows from operations increased $39,793,000 to $75,507,000 in the first six months of 1997 as compared to the first six months of 1996, primarily due to collection of amounts due from Sterling Software combined with higher operating profits. Cash flows from operations were used to fund operations and capital expenditures including capitalized software. Property and equipment purchases of $15,840,000 in the first six months of 1997 include purchases made for equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue.

      Effective October 1, 1996, the Company entered into a Revolving Credit and Term Loan Agreement ("Loan Agreement") with a domestic borrowing capacity of $20,000,000. The Loan Agreement also provides for an additional $10,000,000 international borrowing capacity. The Loan Agreement is unsecured and contains various restrictions on the Company, including limitations on additional borrowings, payment of dividends, acquisitions and capital expenditures. The Loan Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Loan Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent ( 1/2 %) or LIBOR plus one and three-quarters percent (1 3/4%). Borrowings, if any, outstanding on October 1, 1998 will convert to a term loan requiring four payments in substantially equal installments due at the end of each subsequent quarter. There were no amounts borrowed or outstanding under the Loan Agreement as of March 31, 1997.

  At March 31, 1997, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company presently intends to meet such obligations from internally generated funds and available cash balances. The Company has no significant committments for future capital expenditures. However, the Company will be required to make capital expenditures related to the acquisition of ACS (see Note 4 to the Consolidated Financial Statements in Item 1 of this report) if and when such acquisition is consummated. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under the Loan Agreement are sufficient to meet the Company's working capital requirements relating to its existing operations for the foreseeable future.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On February 20, 1997, David B. Shaev, who alleges he is a stockholder of the Company, filed a derivative action in the Chancery Court in the State of Delaware against the Company and each of the Company's directors, Sam Wyly, Charles J. Wyly, Jr., Evan A. Wyly, Sterling L. Williams, Warner C. Blow, Honor
R. Hill and Robert E. Cook, alleging that such directors breached their fiduciary duties by approving grants of excessive stock options to the individual defendants. The plaintiff seeks rescission of such grants of stock options, injunctive relief prohibiting the exercise of the options, the award of damages to the Company and attorneys' fees and costs. The defendants have denied the allegations in the complaint and intend to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Stockholders on February 27, 1997, at which meeting the stockholders of the Company elected two Class A directors for terms expiring at the Company's Annual Meeting of Stockholders in 2000.

The vote was as follows:

     NAME                   FOR              WITHELD
     -------------          ---              -------
     Honor R. Hill          62,761,588       4,489,766
     Evan A. Wyly           62,688,062       4,563,292

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

       11.1  --  Computation of Earnings Per Share

       27.1  --  Financial Data Schedule

   (b) Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the three-month period ended March 31, 1997.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STERLING COMMERCE, INC.




Date:  May 6,  1997                              /s/  Warner C. Blow
                                             --------------------------
                                                    Warner C. Blow
                                                 President and Chief
                                                  Executive Officer
                                                 (Principal Executive
                                                       Officer)





Date:  May 6,  1997                             /s/  Steven P. Shiflet
                                             --------------------------
                                                  Steven P. Shiflet
                                                Senior Vice President
                                                         and
                                               Chief Financial Officer
                                                 (Principal Financial
                                               and Accounting Officer)