Form 10-Q
period 1997-06-30
STERLING COMMERCE INC
filed 1997-08-14
CIK 1005291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
   (X)          Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

                                      or

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

                Yes    X                  No
                     -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title                        Shares Outstanding as of July 31, 1997
----------------------------            --------------------------------------
Common Stock, $.01 par value                          89,643,986

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements


                                                                            Page
                                                                            ----

Sterling Commerce, Inc. Consolidated Balance Sheets at June 30, 1997 and
  September 30, 1996.....................................................     3

Sterling Commerce, Inc. Consolidated Statements of Operations for the
  Three and Nine Months ended June 30, 1997 and 1996.....................     4

Sterling Commerce, Inc. Consolidated Statements of Stockholders' Equity
  for the Nine Months Ended June 30, 1997 and 1996.......................     5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the
  Nine Months Ended June 30, 1997 and 1996...............................     6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements.......     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...........................................    12


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................    17

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                  A S S E T S

                                                       JUNE 30            SEPTEMBER 30
                                                         1997                 1996
                                                     -----------          ------------
                                                     (UNAUDITED)
Current assets:
 Cash and cash equivalents....................         $328,796             $ 23,484
 Marketable securities........................          159,351               21,203
 Accounts and notes
  receivable, net.............................           81,469               61,292
 Amounts due from Sterling
  Software....................................                                35,134
 Deferred income taxes........................           10,743                3,087
 Prepaid expenses and
  other current assets........................            9,131                5,794
                                                       --------             --------
  Total current assets........................          589,490              149,994

Property and equipment, net
  of accumulated depreciation
  of $38,682 at June 30, 1997
  and $27,027 at September 30,
  1996........................................           55,938               43,199
Computer software, net of accumulated
  amortization of  $48,066 at June 30,
  1997 and $42,110 at September 30, 1996......           47,605               34,404
Excess cost over net assets acquired,
  net of accumulated amortization of
  $3,903 at June 30, 1997 and $3,382 at
  September 30, 1996..........................           15,972                9,789
Other assets..................................            8,273                4,294
                                                       --------             --------
                                                       $717,278             $241,680
                                                       ========             ========

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
 Accounts payable and
  accrued liabilities.........................         $ 59,173             $ 34,317
 Amounts due to Sterling Software.............              684
 Income taxes payable.........................            6,019
 Deferred revenue.............................           53,095               38,518
                                                       --------             --------
   Total current liabilities..................          118,971               72,835

Deferred income taxes.........................           16,493               23,135
Other noncurrent
 liabilities..................................           11,726                7,523

Stockholders' equity:
 Preferred stock, $.01 par value;
  50,000,000 shares authorized; no
  shares issued and outstanding
 Common stock, $.01 par value; 150,000,000
  shares authorized; 89,568,986 shares
  issued and outstanding June 30, 1997;
  75,000,000 shares issued and outstanding
   at September 30, 1996......................              896                  750
 Additional paid-in capital...................          502,781               98,111
 Retained earnings............................           66,411               39,326
                                                       --------             --------
   Total stockholders' equity.................          570,088              138,187
                                                       --------             --------
                                                       $717,278             $241,680
                                                       ========             ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)

                                             THREE MONTHS         NINE MONTHS
                                             ENDED JUNE 30       ENDED JUNE 30
                                          -------------------  ------------------
                                            1997       1996      1997      1996
                                          --------   --------  --------  --------
Revenue:
 Products...............................  $ 27,241    $22,295  $ 72,551  $ 57,503
 Product support........................    17,447     14,093    49,748    41,354
 Services...............................    36,954     27,384   103,044    74,974
 Royalties from affiliated companies....     6,156      5,453    16,758    13,620
                                          --------   --------  --------  --------
                                            87,798     69,225   242,101   187,451

Costs and expenses:
 Cost of sales:
  Products and product support..........     9,107      6,977    25,392    20,406
  Services..............................     8,966      6,718    24,808    18,541
                                          --------   --------  --------  --------
                                            18,073     13,695    50,200    38,947

 Product development and enhancement....     7,147      4,187    18,409    11,252
 Selling, general and administrative....    32,484     27,684    90,805    70,844
 Purchased research and  development....    31,879               31,879
 Reorganization costs...................    15,810               15,810
                                          --------   --------  --------  --------
                                           105,393     45,566   207,103   121,043
                                          --------   --------  --------  --------

Income (loss) before other income and
 income taxes...........................   (17,595)    23,659    34,998    66,408

Other income............................     6,022        521     9,895       312
                                          --------   --------  --------  --------

Income (loss) before income taxes.......   (11,573)    24,180    44,893    66,720
Provision for (benefit of) income taxes.    (4,097)     9,430    17,492    26,446
                                          --------   --------  --------  --------
Net income (loss).......................  $ (7,476)   $14,750  $ 27,401  $ 40,274
                                          ========   ========  ========  ========

Income (loss) per common share:
 Net income (loss):
 Primary................................     $(.08)      $.19      $.33      $.54
                                          ========   ========  ========  ========
 Fully diluted..........................     $(.08)      $.19      $.33      $.53
                                          ========   ========  ========  ========

Average common shares outstanding.......    89,492     75,000    81,516    73,975
                                          ========   ========  ========  ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                     COMMON STOCK
                                                  -----------------
                                                  NUMBER                ADDITIONAL                   TOTAL
                                                    OF         PAR       PAID-IN       RETAINED   STOCKHOLDERS'
                                                  SHARES      VALUE      CAPITAL       EARNINGS      EQUITY
                                                  ------      -----     ----------     --------   -------------
Balance at September 30, 1996.............        75,000       $750      $ 98,111      $39,326      $138,187
 Net income...............................                                              27,401        27,401
 Issuance of common stock for cash........        14,375        144       400,001                    400,145
 Issuance of common stock for acquisition.           194          2         4,998                      5,000
 Other....................................                                   (329)        (316)         (645)
                                                  ------       ----      --------      -------      --------
Balance at June 30, 1997..................        89,569       $896      $502,781      $66,411      $570,088
                                                  ======       ====      ========      =======      ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                              NINE MONTHS
                                             ENDED JUNE 30
                                          --------------------
                                            1997        1996
                                          ---------   --------
Operating activities:
 Net income.............................   $ 27,401    $40,274
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization.........     21,953     15,833
  Provision for losses on accounts
   receivable...........................      1,223        635
  Provision for (benefit of) deferred
   income taxes.........................    (14,298)     4,443
  Purchased research and development....     31,879
  Changes in operating assets and
   liabilities, net of effects of
   business acquisitions:
Increase in accounts and notes
 receivable.............................    (21,145)   (10,078)
Decrease (increase) in amounts due from
 Sterling Software......................     35,818    (11,750)
Increase in prepaids and other assets...     (6,549)    (1,668)
Increase in accounts payable, accrued
 liabilities and income taxes payable...     14,858      4,862
Increase in deferred revenue............     10,162      6,235
Other...................................      4,203        478
                                          ---------   --------
Net cash provided by operating
 activities.............................    105,505     49,264

Investing activities:
 Purchases of property and equipment....    (23,995)   (18,755)
 Purchases and capitalized cost of
  development of computer software......    (10,076)    (9,286)
 Purchases of investments...............   (145,139)   (21,428)
 Maturities of investments..............     10,003
 Business acquisitions, net of cash
  acquired..............................    (30,486)      (185)
                                          ---------   --------
Net cash used in investing activities...   (199,693)   (49,654)

Financing activities:
 Issuance of common stock...............    400,145     40,118
 Net cash distributed to Sterling
  Software..............................               (17,819)
 Other..................................       (645)      (598)
                                          ---------   --------
Net cash provided by financing
 activities.............................    399,500     21,701
                                          ---------   --------

Increase in cash and cash equivalents...    305,312     21,311

Cash and cash equivalents at beginning
 of period..............................     23,484        395
                                          ---------   --------

Cash and cash equivalents at end of
 period.................................  $ 328,796   $ 21,706
                                          =========   ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its wholly owned subsidiaries (collectively the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to June 30, 1997 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from the assumptions used by management in preparation of the financial statements.

     Revenue

     Revenue from license fees for software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as products are delivered. Services revenue and revenue from products involving installation or other services are recognized as the services are performed. Royalties revenue represents royalties earned from Sterling Software, Inc. and certain of its subsidiaries (collectively "Sterling Software") acting as distributors of certain of the Company's products outside of the United States and Canada.

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

     In contemplation of the Offering, among other things: (i) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software; and (ii) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, international marketing, indemnification, space sharing and certain services. See "Shared Management and Contractual Arrangements with Sterling Software."

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

  Follow-On Public Offering

     On February 28, 1997, the Company completed a public offering (the "Follow-On Offering") of 14,375,000 previously unissued shares of Common Stock. The net proceeds of $400,145,000 were added to the Company's working capital and are being used for general corporate purposes, which includes acquisitions. Pending such use, the funds are invested in investment grade debt securities and other marketable securities.

  Shared Management and Contractual Arrangements with Sterling Software.

  Management

     The Board of Directors of the Company (the "Board") currently has seven members. Messrs. Sam Wyly, Charles J. Wyly, Jr. and Evan A. Wyly are directors of the Company and are also directors of Sterling Software. Mr. Sterling L. Williams serves as Chairman of the Board of the Company and as President and Chief Executive Officer, and a member of the Board of Directors, of Sterling Software. In addition, Jeannette
P. Meier and Phillip A. Moore serve as Executive Vice Presidents of both companies. Neither the specific time period nor the capacity or capacities in which such executive officers may continue to serve either the Company or Sterling Software (or both) has been determined as of the date of this report.

     The Company and Sterling Software have significant contractual and other ongoing relationships as discussed below under "Intercompany Agreements." Conflicts of interest may arise between the Company and Sterling Software in a number of areas relating to such ongoing relationships, including potential competitive business activities, tax and employee benefit matters, indemnity arrangements, and the continued service of certain directors and executive officers of each of the Company and Sterling Software as directors and executive officers of the other company. The Board utilizes such procedures in evaluating the terms and provisions of any material transactions between the Company and Sterling Software and their respective affiliates as the Board may determine appropriate in light of its fiduciary duties under applicable state law.


  Intercompany Agreements

     In anticipation of the Offering, the Company and Sterling Software entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's then-existing ownership interest in the Company, the terms of such agreements were not the result of arm's-length negotiation. The Intercompany Agreements include an International Marketing Agreement, a Tax Allocation Agreement, an Indemnification Agreement and a Space Sharing Agreement. The International Marketing Agreement, which was scheduled to expire in March 1999, was terminated effective as of June 30, 1997 by mutual agreement of the parties (see "Note 4. Termination of International Marketing Agreement" below). Pursuant to the International Marketing Agreement, Sterling Software had acted as the exclusive distributor of certain of the Company's products in markets outside the United States and Canada. The International Marketing Agreement provided for the payment of royalties by Sterling Software to the Company equal to 50% of the revenue that Sterling Software derived from licenses of the Company's interchange and communications software products and related product support services. The Tax Allocation Agreement provides that for periods during which the Company and/or its subsidiaries were included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns, the Company is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated, federal and state income tax liability or refunds, respectively. Additionally, the Tax Allocation Agreement contains provisions for the handling of tax controversies. The Indemnification Agreement provides that the Company will indemnify Sterling Software and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by the Company in connection with the Internal Revenue Service ruling request that would cause the Distribution to be taxable to Sterling Software or its stockholders. The Indemnification Agreement also provides that each party will indemnify the other party for certain other liabilities, including those relating to the business, operations or assets conducted or owned by the indemnifying party. The Space Sharing Agreement defines the terms pursuant to which the Company and Sterling Software are allowed to utilize a portion of certain of each other's office facilities for a fee.

4.  TERMINATION OF INTERNATIONAL MARKETING AGREEMENT

     Sterling Commerce B.V. ("SCBV"), a wholly owned subsidiary of the Company, entered into an agreement (the "Termination Agreement") with Sterling Software International, Inc. ("SSII"), a wholly owned subsidiary of Sterling Software, terminating the International Distributor Agreement between SCBV and SSII dated March 4, 1996, as amended (the "International Marketing Agreement") effective as of June 30, 1997. SCBV, together with other Company subsidiaries, are now responsible for distributing the Company's products outside the United States and Canada. Under the Termination Agreement, SCBV, directly or through other Company subsidiaries, acquired certain assets and assumed certain liabilities associated with the distribution of the Company's products by SSII. SCBV and other Company subsidiaries also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products.

     Under the terms of the Termination Agreement, SCBV paid SSII $5,226,000 for early termination of the International Marketing Agreement. Under the terms of the Termination Agreement, SCBV is also obligated to pay to SSII approximately $10,076,000, which amount is equal to the net book value of certain assets of SSII acquired (principally accounts receivable), and certain liabilities of SSII assumed, by SCBV and other Company subsidiaries related to the international distribution of the Company's products. In addition, SCBV and SSII entered into certain short-term transitional arrangements related to the use of certain facilities and certain administrative and other services.

     The Company has recorded the $5,226,000 payment and other costs of approximately $9,252,000 to integrate the international distribution business formerly conducted by SSII into the Company's operations as reorganization costs in the accompanying statement of operations for the three-and nine-month periods ended June 30, 1997.

5.  BUSINESS COMBINATIONS

     In February 1997, the Company acquired for cash all of the outstanding stock of Comfirst S.A. ("Comfirst") a Paris, France based provider of communication and file transfer software. The acquisition has been accounted for using the purchase method of accounting.

     In May, 1997, the Company acquired Automated Catalogue Services L.P. ("ACS"), a provider of electronic product catalogs and information databases delivered via CD-ROM and the Internet. The aggregate purchase price was approximately $45,000,000 consisting of $28,800,000 in cash, 193,986 shares of Common Stock valued at approximately $5,000,000, and promissory notes due January 2, 1998, having an aggregate principal amount of approximately $11,200,000. In addition, the Company incurred cash costs directly related to the acquisition of approximately $585,000. The acquisition has been accounted for using the purchase method of accounting.

     The results of operations of Comfirst and ACS are included in the Company's results of operations from the dates of the respective acquisitions. In addition, the results of operations for the three- and nine-month periods ended June 30, 1997 include a charge of $31,879,000, representing the portion of the purchase prices of Comfirst and ACS attributed to in-process research and development, which is charged to expense in accordance with purchase accounting. The results of operations for the three- and nine-month periods ended June 30, 1997 also include a charge for costs of approximately $1,332,000 to integrate the Comfirst and ACS businesses into the Company's operations.

6.  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share" ("FASB No. 128"). The Company will be required to adopt FASB No. 128 for periods ending after December 15, 1997. Until that time, the Company will continue to apply the requirements of APB No. 15 for earnings per share.

     Pro forma earnings (loss) per share as calculated under FASB No. 128 would be as follows

                                                    THREE MONTHS         NINE MONTHS
                                                    ENDED JUNE 30       ENDED JUNE 30
                                                    --------------      --------------
                                                     1997    1996        1997    1996
                                                    ------  ------      ------  ------
Pro forma earnings (loss) per share:
 Basic.........................................     $(.08)  $ .20       $ .34   $ .54

 Diluted.......................................     $(.08)  $ .19       $ .33   $ .54

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Total revenue increased $18,573,000 or 27%, in the third quarter of 1997 over the same period of 1996 due to a 22% increase in products revenue, a 24% increase in product support revenue, a 35% increase in services revenue and a 13% increase in royalties from Sterling Software. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. For the three months ended June 30, 1997, 71% of the Company's software product revenue was for products that run on hardware platforms other than mainframe hardware. This compares to 66% for the three months ended June 30, 1996. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is primarily due to an increase in the commerce services customer base, increases in the processing volume for existing customers and certain price increases applied to processed transactions. The increase in royalties revenue is the result of an increase in product sales and product support revenue outside of the United States and Canada.

     Total costs and expenses increased $59,827,000 in the third quarter of 1997 over the same period of 1996 due in large part to the charge of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software.

     The components of the reorganization costs consist of:

     Early termination payment............................  $ 5,226,000
     Transaction costs and professional fees..............    3,100,000
     Severance and transition costs.......................    2,400,000
     Other................................................    5,084,000
                                                            -----------
                                                            $15,810,000

     Excluding this charge, total costs and expenses increased $12,138,000 or 27%, on revenue growth of 27%. This percentage increase in total costs and expenses is due to a 32% increase in costs of sales, a 17% increase in selling, general and administrative costs and to a lesser extent a 71% increase in product development and enhancement expense compared with the same period of last year.

     Cost of sales increased $4,378,000 or 32%, when compared with the same period of last year, primarily due to increases in depreciation and amortization. These increases are the result of an increase in property and equipment purchases as well as the amortization associated with the release of new software products. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

     Product development and enhancement expense increased $2,960,000 or 71%, when compared with the same period of last year. Product development and enhancement expense of $7,147,000 for the third quarter of 1997 is net of $3,496,000 of capitalized software development costs. This compares to product development and enhancement expense of $4,187,000 for the third quarter of 1996, which is net of $3,048,000 of capitalized software development costs for that period. The increase in product development and enhancement expense is due to the increased investment in developing new and enhanced products primarily to address new technologies, including client-server and the Internet. Total software development costs capitalized during the third quarter of 1997 and 1996 represent 33% and 42% of total product development and enhancement costs for the quarter ended June 30, 1997 and 1996, respectively. Software amortization expense is $2,928,000 and $2,371,000 for the third quarter of 1997 and 1996, respectively.

     Selling, general and administrative expense increased $4,800,000 or 17%, when compared with the same period of last year, primarily due to an increase in sales, marketing and administrative support activities needed to support the revenue growth and also due to higher administrative expenses associated with being a separate public company.

     Loss before other income and income taxes was $17,595,000 in the third quarter of 1997 as compared to income before other income and income taxes of $23,659,000 for the same period of 1996 due to the $18,573,000 increase in revenues offset by the $59,827,000 increase in total costs and expenses including non-recurring charges of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software. Other income increased $5,501,000 in the third quarter of 1997 over the same period of 1996, primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities. Excluding the non-recurring charges, income before income taxes increased $11,936,000, or 49%, in the third quarter of 1997 compared to the same period of 1996.

     Provision for (benefit of) income taxes decreased $13,527,000 in the third quarter of 1997 over the same period of 1996, primarily due to the benefit of income taxes related to the non-recurring charges as detailed above, offset by increased income taxes on income excluding these non-recurring charges.

NINE MONTHS ENDED JUNE 30, 1997 AND 1996

     Total revenue increased $54,650,000 or 29%, in the first nine months of 1997 over the same period of 1996 due to a 26% increase in products revenue, a 20% increase in product support revenue, a 37% increase in services revenue and a 23% increase in royalties from Sterling Software. The increase in products revenue is primarily the result of increased sales of communications and interchange software products. For the nine months ended June 30, 1997, 64% of the Company's software product revenue was for products that run on hardware platforms other than mainframe hardware, the same percentage as for the nine months ended June 30, 1996. Product support revenue increased primarily as a result of an increase in the installed customer base across all product lines. The increase in services revenue is primarily due to an increase in the commerce services customer base, increases in the processing volume for existing customers and certain price increases applied to processed transactions. The increase in royalties revenue is the result of an increase in product sales and product support revenue outside of the United States and Canada.

     Total costs and expenses increased $86,060,000 in the first nine months of 1997 over the same period of 1996 due in part to the charge of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software. Excluding this charge, total costs and expenses increased $38,371,000 or 32%, on revenue growth of 29%. This percentage increase in total costs and expenses is due to a 29% increase in cost of sales, a 28% increase in selling, general and administrative costs and to a lesser extent a 64% increase in product development and enhancement expense compared with the same period last year.

     Cost of sales increased $11,253,000 or 29%, when compared with the same period of last year, primarily due to increases in depreciation and amortization. These increases are the result of an increase in property and equipment purchases as well as the amortization associated with the release of new software products. In addition, cost of sales increased commensurately with higher levels of products, product support and services revenue.

     Product development and enhancement expense increased $7,157,000 or 64%, when compared with the same period of last year. Product development and enhancement expense of $18,409,000 for the first nine months of 1997 is net of $9,832,000 of capitalized software development costs. This compares to product development and enhancement expense of $11,252,000 for the first nine months of 1996, which is net of $8,789,000 of capitalized software development costs for that period. The increase in product development and enhancement expense is due to the increased investment in developing new and enhanced products primarily to address new technologies, including client-server and the Internet. Total software development costs capitalized during the first nine months of 1997 and 1996 represent 35% and 44% of total product development and enhancement costs for the nine-month period ended June 30, 1997 and 1996, respectively. Software amortization expense is $8,751,000 and $7,273,000 for the first nine months of 1997 and 1996, respectively.

     Selling, general and administrative expense increased $19,961,000 or 28%, when compared with the same period of last year, primarily due to an increase in sales, marketing and administrative support activities needed to support the revenue growth and also due to higher administrative expenses associated with being a separate public company.

     Income before other income and income taxes was $34,998,000 in the first nine months of 1997 as compared to income before other income and income taxes of $66,408,000 for the same period of 1996 due to the $54,650,000 increase in revenues offset by the $86,060,000 increase in total costs and expenses including non-recurring charges of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software. Other income increased $9,583,000 in the first nine months of 1997 over the same period of 1996, primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities. Excluding the non-recurring charges, income before income taxes increased $25,862,000, or 39%, in the first nine months of 1997 compared to the same period of 1996.

     Provision for income taxes decreased $8,954,000 in the first nine months of 1997 over the same period of 1996, primarily due to the benefit of income taxes related to the non-recurring charges as detailed above, offset by increased income taxes on income excluding these non-recurring charges.

LIQUIDITY AND CAPITAL RESOURCES

     On February 28, 1997, the Company completed the Follow-On Offering of 14,375,000 shares of Common Stock. The net proceeds of $400,145,000 were added to the Company's working capital and are being used for general corporate purposes, including acquisitions. Pending such use, the funds are invested in investment grade debt securities and other marketable securities.

     The Company had $470,519,000 of working capital at June 30, 1997, including $328,796,000 of cash and cash equivalents and $159,351,000 of marketable securities. Days sales outstanding, measured on a quarterly basis, increased from 72 days for the quarter ended March 31, 1997 to 90 days for the quarter ended June 30, 1997 due in large part to the receivables purchased from Sterling Software pursuant to the termination of the International Marketing Agreement. Excluding the impact of these purchased receivables, days sales outstanding, measured on a quarterly basis, improved from 72 days for the quarter ended March 31, 1997 to 70 days for the quarter ended June 30, 1997. Net cash flows from operations increased $56,241,000 to $105,505,000 in the first nine months of 1997 as compared to the first nine months of 1996, primarily due to collection of amounts due from Sterling Software combined with higher non-cash operating costs, accounts payable, accrued liabilities, income taxes and deferred revenues, offset by higher accounts receivable, prepaid expenses and other current assets. Cash flows from operations were used to fund operations and capital expenditures including capitalized software. Property and equipment purchases of $23,995,000 in the first nine months of 1997 include purchases made for equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue.

     The Company has amended its existing Revolving Credit and Term Loan Agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for a domestic borrowing capacity of $20,000,000 and an additional $10,000,000 international borrowing capacity. Pursuant to the amendment, an underlying letter of credit facility was expanded to provide for letters of credit up to the full domestic borrowing capacity. The Amended Loan Agreement, with final maturity October 1, 1999, is unsecured and contains various restrictive covenants on the Company, including limitations on additional borrowings, payment of dividends and acquisitions. The Amended Loan Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Amended Loan Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent (1/2 %) or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent (1/2 %). There were no amounts borrowed or outstanding under the Amended Loan Agreement, nor the underlying letter of credit facility, as of June 30, 1997.

     At June 30, 1997, the Company's capital resource commitments consisted of commitments under lease arrangements for office space and equipment. The Company presently intends to meet such obligations from internally generated funds and available cash balances. In connection with the acquisition of ACS (see "Note 5. Business Combinations"), the Company issued notes in the aggregate principal amount of approximately $11,200,000 maturing January 2, 1998 bearing interest, payable in arrears, at a fixed rate of 5.5% per annum. Subsequent to June 30, 1997, these notes, plus accrued interest, were paid in full. The Company has no significant commitments for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under the Amended Loan Agreement are sufficient to meet the Company's working capital requirements relating to its existing operations for the foreseeable future.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

         10.1 -- Termination Agreement, dated June 30, 1997, by and between Sterling Software International, Inc. and Sterling Commerce B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 1997.)

         10.2 -- Sterling Commerce, Inc. Amended and Restated 1996 Stock Option Plan.

         10.3 -- Amendment and Modification Agreement to the Revolving Credit and Term Loan Agreement

         11.1 --  Computation of Earnings per Share

         27.1 --  Financial Data Schedule

    (b)  Reports on Form 8-K.

              During the three-month period ended June 30, 1997, the Company filed a current report on Form 8-K dated May 7, 1997 reporting information under Item 5.

              On July 1, 1997, the Company filed a current report on Form 8-K dated June 30, 1997 reporting information under Item 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STERLING COMMERCE, INC.




Date: August 13,  1997                        /s/  Warner C. Blow
                                -----------------------------------------------
                                                 Warner C. Blow
                                     President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 13,  1997                       /s/  Steven P. Shiflet
                                -----------------------------------------------
                                               Steven P. Shiflet
                                           Senior Vice President and
                                            Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

10.1 -- Termination Agreement, dated June 30, 1997, by and between Sterling Software International, Inc. and Sterling Commerce B.V. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 1997.)

10.2  --  Sterling Commerce, Inc. Amended and Restated 1996 Stock Option Plan.

10.3 -- Amendment and Modification Agreement to the Revolving Credit and Term Loan Agreement

11.1  --  Computation of Earnings per Share

27.1  --  Financial Data Schedule