Form 10-K
period 1997-09-30
STERLING COMMERCE INC
filed 1997-11-18
CIK 1005291

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NO. 1-14196

                            STERLING COMMERCE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2623341
    (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

              300 CRESCENT COURT, SUITE 1200 DALLAS, TEXAS 75201
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 981-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $0.01 Par Value                     New York Stock Exchange
      Rights to Purchase Series A Junior
                Participating
       Preferred Stock, $0.01 Par Value                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of November 7, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $3,076,041,049, based on the closing sales price of $35 1/16 of the Registrant's Common Stock on the New York Stock Exchange.

  As of November 7, 1997, 89,712,861 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual meeting of the Registrant to be held during 1998 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING COMMERCE, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                            PAGE
 --------------                                                            ----
 PART I
  Item 1.  Business.....................................................     3
  Item 2.  Properties...................................................    13
  Item 3.  Legal Proceedings............................................    13
  Item 4.  Submission of Matters to a Vote of Security Holders..........    13
 PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................    14
  Item 6.  Selected Financial Data......................................    15
  Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    15
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk...    21
  Item 8.  Financial Statements and Supplementary Data..................    22
  Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    42
 PART III
  Item 10. Directors and Executive Officers of the Registrant...........    42
  Item 11. Executive Compensation.......................................    42
  Item 12. Security Ownership of Certain Beneficial Owners and
            Management..................................................    42
  Item 13. Certain Relationships and Related Transactions...............    42
 PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    43

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

  Sterling Commerce, Inc. (the "Company") was incorporated in December 1995 as a wholly owned subsidiary of Sterling Software, Inc. ("Sterling Software"). The Company completed its initial public offering (the "Offering") on March 13, 1996. Pursuant to the Offering, the Company sold to the public 1,800,000 previously unissued shares of Common Stock, $0.01 par value, of the Company ("Common Stock"), and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Common Stock then owned by it. As used in this report, the term Company includes Sterling Commerce, Inc. and its wholly owned subsidiaries.

  In contemplation of the Offering, among other things: (i) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software and (ii) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, indemnification and international marketing. See "Shared Management and Contractual Arrangements with Sterling Software".

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

  On February 28, 1997, the Company completed a public offering (the "Follow-On Offering") of 14,375,000 previously unissued shares of Common Stock. The net proceeds of $400,145,000 were added to the Company's working capital and are being used for general corporate purposes, including acquisitions. Pending such use, the funds are being invested in investment grade debt securities and other marketable securities.

  In February 1997, the Company acquired for cash all of the issued and outstanding capital stock of Comfirst S.A. ("Comfirst"), a Paris, France based provider of communication and file transfer software. The acquisition has been accounted for using the purchase method of accounting.

  In May 1997, the Company acquired Automated Catalogue Services L.P. ("ACS"), a provider of electronic product catalogs and information databases delivered via CD-ROM and the Internet. The aggregate purchase price was approximately $45,000,000 consisting of $28,800,000 in cash, 193,986 shares of Common Stock valued at approximately $5,000,000 and promissory notes (the "Notes") due January 2, 1998, having an aggregate principal amount of approximately $11,200,000. The Notes were paid in full in July 1997. The acquisition has been accounted for using the purchase method of accounting.

  In June 1997, the Company entered into an agreement (the "Termination Agreement") with Sterling Software, terminating effective as of June 30, 1997, the International Distributor Agreement dated March 4, 1996, as amended (the "International Marketing Agreement"), between the Company and Sterling Software. Under the Termination Agreement, the Company acquired certain assets and assumed certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. The Company also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products. Under the terms of the Termination Agreement, the Company paid Sterling Software (i) $5,226,000 for early termination of the International Marketing Agreement and (ii) approximately $10,076,000, which amount was equal to the net book value of certain assets of Sterling Software acquired (principally accounts receivable) less certain liabilities assumed by the Company related to the international distribution of certain of the Company's products. In addition, the Company and Sterling Software entered into certain short-term transitional arrangements related to the use of certain facilities and certain administrative and other services.

GENERAL

  The Company is a leading provider of electronic data interchange ("EDI") and other electronic commerce products, services and solutions worldwide. The Company develops, markets and supports electronic commerce software products, and provides electronic commerce services that enable businesses to engage in business-to-business electronic communications and transactions. The Company has been providing electronic commerce solutions for over 20 years and has numerous customers in many industries including banking, healthcare, manufacturing, pharmaceuticals, retailing and transportation.

  The Company offers a comprehensive range of electronic commerce business solutions for the business-to-business electronic commerce market. The Company continually strives to understand the business requirements of the global electronic commerce market; to address these requirements with flexible, reliable and secure electronic commerce solutions; and, to deliver these solutions in an effective and efficient manner. The Company believes that many of today's business organizations operate as extended enterprises that include an entity's divisions, plant sites and sales offices, and also involve close partnering relationships with customers, suppliers, banks and other trading partners. This extension of the enterprise is often referred to as a supply chain. The Company's electronic commerce solutions help to automate this supply chain by linking disparate systems (such as various computing platforms, protocols and business document formats), and assist in building and managing trading community relationships and effecting the electronic transfer of funds among corporations and banks. These solutions focus on the business-to-business market and take advantage of multiple technologies, including Internet-related technologies, to address the needs of customers.

  The Company operates primarily through three separate groups which all offer distinct families of products and services to the worldwide business-to-business electronic commerce market: the Commerce Services Group, the Interchange Software Group and the Communications Software Group. The Company believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and profit objectives.

  The Company generates revenue from four sources: products, product support, services and royalties. Products revenue is primarily derived from license fees from the Company's GENTRAN, CONNECT and VECTOR software product families and is recognized at the time of product delivery, provided no significant vendor obligations exist and collection is probable. Product support revenue consists primarily of fees from product support agreements that generally provide customers with updated or enhanced versions of the Company's software products and telephone and Internet access to the Company's technical personnel. Product support revenue is deferred and recognized ratably over the term of the applicable product support agreement, which is generally from one to three years. Services revenue consists primarily of transaction fees for services offered as part of the COMMERCE family and is recognized at the time the service is performed. Royalty revenue consisted primarily of royalties from Sterling Software relating to international licenses of the Company's software products and related product support agreements. See "--Shared Management and Contractual Arrangements with Sterling Software."

  A majority of the Company's software customers enter into product support agreements and renew such agreements upon expiration. Moreover, although most COMMERCE services agreements are cancelable upon 30 days' notice, the Company's experience is that once customers initiate use of the Company's COMMERCE services, they generally continue to use such services. Accordingly, the Company considers revenue from product support and COMMERCE services as recurring revenue. Recurring revenue represented 57% of the Company's total revenue in both 1997 and 1996.

PRODUCTS AND SERVICES

  The foundation for transacting business electronically throughout the supply chain is reliable and secure communications software. Upon this foundation, solutions are provided for message management, data translation, managed services and automated payment integration. The Company's four families of software products and services address targeted market segments. As of September 30, 1997, most of the Company's supported software products and services accommodated four character year dating required for the Year 2000. For those supported software products or services that do not, the Company has established plans to upgrade such products or to offer alternative software products, services or solutions. These plans have been integrated into the Company's normal development cycles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters." A brief description of each family of products is included in the following table.

       COMMERCE                GENTRAN                CONNECT                 VECTOR
       --------                -------                -------                 ------
A family of electronic  A family of gateway    A family of automated  A family of bank
commerce value-added    message handling and   file transfer and      automation software
services, software,     data translation       communications
catalogs and related    software               management and
products                                       security software

  The COMMERCE family, provided by the Commerce Services Group, offers over a dozen service and software solutions to facilitate the electronic exchange of business transactions and documents. These solutions are marketed into targeted vertical industry groups which include pharmaceuticals, hardlines, grocery, healthcare, insurance, retail, train-truck-ship transportation, automotive, entertainment, telecommunications, chemical and petroleum, paper and packaging, banking and governments. COMMERCE:Network provides an electronic messaging system with mailbox facilities to accommodate the exchange of EDI documents, electronic business forms, e-mail messages and attachments and the posting of technical or reference data. COMMERCE:Network accepts all of the most commonly used protocols for EDI and e-mail exchanges. Along with many standard services, COMMERCE:Network also offers value-added services that help companies build, manage and service their trading communities. These services include the programs that assist companies in implementing electronic commerce with their trading partners; strategic consulting to help define electronic commerce solutions that address a company's needs; and shared applications to help trading communities and companies leverage common applications. Other value-added services include extended customer support, product training and education. COMMERCE:Network customers include GTE Telecommunications, Inc., Home Depot, Nestle USA and United Parcel Service General Services Co.

  In 1997, the Company acquired ACS, a provider of business-to-business electronic product catalogs and information databases delivered via CD-ROM and the Internet. Together with COMMERCE:Interact, a Web-based search-select-transact catalog solution, the COMMERCE family of products and services now offers electronic catalogs with industry reference, buying and selling capabilities. As of September 30, 1997, there were more than 4,000 manufacturers and distributors using COMMERCE catalogs. Customers include Allegiance Corporation, American Supply Association, Cummins Engine Co. Inc., Owens Corning, Pirelli Cables North America, NCR and the National Paper Trade Association.

  Through its COMMERCE:Resource suite of products, the Company is able to offer customers a full set of electronic commerce outsourcing solutions, including products and education and consulting services. The Company also offers COMMERCE:Exchange, a suite of products and services that allows a company to support a complete electronic commerce messaging environment. COMMERCE:Exchange enables enterprises to effectively operate an integrated, virtual network and facilitates the cost-effective delivery of all forms of electronic commerce data, including EDI, e-mail, e-forms and technical data formats such as CAD/CAM drawings. Customers include Satyam Infoway (Private) Limited, one of the largest systems integrators in India, and FORTHnet S.A., the largest Internet service provider in Greece.

  The Commerce Services Group also offers products that enable banks to provide their corporate customers with financial electronic commerce services. COMMERCE:Connexion provides financial EDI payment services and COMMERCE:Banker provides PC-based cash management and electronic payment software for medium and small-sized banks. As of September 30, 1997, there were over 23,000 COMMERCE customers worldwide.

  The GENTRAN family of products, provided by the Interchange Software Group, offers software solutions for electronic commerce gateway messaging and data translation. GENTRAN software automates the flow of business transactions within organizations and between organizations and their customers and suppliers. GENTRAN translators and messaging servers are available for all major operating systems and platforms including UNIX, Windows, Windows NT, AS/400 and IBM mainframes. GENTRAN was designed for high-volume, commercial traffic and supports any-to-any formatted message exchange and translation across platforms. As noted below, the Company believes this makes GENTRAN an excellent tool for linking disparate applications and for the dissemination of information exchanged via the World Wide Web (the "Web"). The GENTRAN family of products is closely interfaced with applications systems provided by major Enterprise Resource Planning ("ERP") vendors such as Baan, Oracle, PeopleSoft and SAP. In addition, companies such as JBA, Lawson Software, QAD and Symix resell GENTRAN solutions into their customer bases. As of September 30, 1997 GENTRAN products were licensed to over 7,000 customers worldwide.

  The CONNECT family of software products, offered by the Communications Software Group, is a suite of automated file transfer and communications management solutions that support a wide variety of protocols. The CONNECT family of products provides an enterprise-wide solution that integrates with existing operations and supports the addition of new applications, databases, hardware and software. These products offer prompt access to information and the highest levels of security for a company's computer data and network. The CONNECT family of products are widely used as the communications solution within many companies and industries including telecommunications, banking, financial services and government. CONNECT customers include British Telecom, Bankers Automated Clearing Service and Hewitt Associates. CONNECT:Direct is primarily used to move large volumes of data with a focus on high performance, security, reliability and intelligent automation. CONNECT:Direct addresses the information needs of electronic commerce between internal departments and offices and external customer and client locations. CONNECT:Mailbox is used primarily to move information between companies with a focus on wide connectivity. The software works independently of applications, platforms and protocols, and provides open connections throughout the network to any host, midrange or remote workstation or value-added service provider. CONNECT:Conceal is a desktop encryption, key management and user authentication software product that provides confidentiality for information stored or transmitted across any network, including the Internet. As of September 30, 1997, CONNECT products were licensed to over 4,900 customers worldwide.

  The VECTOR family of products, offered by the Banking Systems Division, automates several key functions in banks, including item processing applications such as statement sorting, research and adjustments, check fraud control, electronic check presentment, return item processing and signature verification. At September 30, 1997, over 2,100 copies of VECTOR products have been licensed to customers worldwide, including 99 of the top 100 U.S. banks, as ranked by deposits as of December 31, 1996 in American Banker magazine.

  The Company recognizes that businesses use multiple technologies and solutions to address their electronic commerce needs. For instance, many companies are still using mainframe legacy systems to run applications, while at the same time piloting projects on client-server systems and the Internet. The Company believes that one of its strengths is its ability to assist its customers in connecting these disparate systems and in helping them implement new technologies. The Company achieves this by utilizing new technologies in its electronic commerce business solutions, such as the Internet and Web-based capabilities it offers.

INTERNET SOLUTIONS

  According to the AberdeenGroup, the market for electronic commerce products and services is projected to grow to over $8 billion by the year 2000, with more than half that figure attributable to Internet-enabled electronic commerce products and services. The Company is addressing this large and expanding market by providing Internet-related electronic commerce solutions across its product and services families. These solutions fall into five categories: (i) using the Internet as an additional transport mechanism, (ii) providing security solutions for the transport of business information over the Internet, (iii) providing Web EDI software and services solutions, (iv) providing Web commerce software solutions, and (v) providing business-to-business electronic catalogs.

  A basic function of the Internet is for the transport of data over public lines. While most enterprises use private lines to conduct business electronically with their trading partners and within their organizations, some companies are starting to use the Internet as the basis of transport for electronic commerce. Consequently, the Company has enabled its products and services to send and receive messages sent via the Internet.

  Security is one of the key issues in using the Internet for transport of business information. Most companies do not use the Internet to send and receive business documents because of the security risks involved. To address this issue, the Company has developed and released a desktop encryption product called CONNECT:Conceal. This product provides key management and user authentication to ensure the confidentiality of information that is stored or transmitted across any network, including the Internet.

  Historically, EDI has generally been adopted and utilized by large enterprises and their larger trading partners. To help these enterprises extend their EDI operations to their smaller trading partners and customers, the Company has leveraged its expertise in EDI and the Internet to develop Web EDI software and services solutions. Web EDI is an easy to use, low cost solution that utilizes Web browsers as an interface for small companies to send pre-configured electronic forms to their large trading partners over the Internet. Web EDI products include COMMERCE:Webforms and the GENTRAN Websuite product lines. Customers of these solutions include Cummins Engine Co. Inc., Hardware Wholesalers, Inc., Snap-On Inc. and Trade Compass.

  The Company also offers Web commerce solutions through its GENTRAN Websuite product line. These products use Internet and Web technologies to automate non-EDI processes, including Internet transport, merchandising over the Web and the exchange of non-EDI business documents. Customers include Bindley Western, Knowledge Flow, and Video Network.

  The Web has enabled companies to build and maintain electronic product catalogs. While existing electronic catalogs offer search and select features, few, if any, offer an automated transaction capability that links to a company's internal applications system. With the acquisition of ACS and the introduction of the COMMERCE:Interact Web-based catalog service, the Company provides complete search, select, and transact catalog solutions. These catalogs are used by customers for industry reference information, for selling products to their business customers and for making MRO (maintenance, repair and operations) purchases. In addition, the Company's GENTRAN Websuite products can be linked to a company's internal database or electronic catalog. Customers of the Company's electronic catalogs include the Allegiance Corporation, the National Wholesale Druggists' Association, Pirelli Cables North America and Owens Corning.

  To the extent that the Internet gains further acceptance as a method of conducting electronic commerce, the Company believes the Internet will broaden the electronic commerce market and provide additive business to the Company.

SHARED MANAGEMENT AND CONTRACTUAL ARRANGEMENTS WITH STERLING SOFTWARE

 Management

  The Board of Directors of the Company (the "Board") currently has seven members. Messrs. Sterling L. Williams, Sam Wyly, Charles J. Wyly, Jr. and Evan
A. Wyly are directors of the Company and are also directors of Sterling Software. In addition, Mr. Sterling L. Williams serves as Chairman of the Board of the Company and as President and Chief Executive Officer of Sterling Software and Jeannette P. Meier serves as an Executive Vice President and Secretary of both companies.

  The Company and Sterling Software have certain contractual and other ongoing relationships as discussed below under "Intercompany Agreements." Conflicts of interest may arise between the Company and Sterling Software in a number of areas relating to such ongoing relationships, including potential competitive business activities, tax and employee benefit matters, indemnity arrangements, and the continued service of certain directors and executive officers of each of the Company and Sterling Software as directors and executive officers of the other company. The Board utilizes such procedures in evaluating the terms and provisions of any material transactions between the Company and Sterling Software and their respective affiliates as the Board may determine appropriate in light of its fiduciary duties under applicable state law.

 Intercompany Agreements

  In anticipation of the Offering, the Company and Sterling Software entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's ownership interest in the Company, the terms of such agreements were not the result of arm's-length negotiation.

  The Intercompany agreements included a tax allocation agreement, an indemnification agreement and the International Marketing Agreement. The tax allocation agreement states that for periods during which the Company and/or its subsidiaries are included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns (which periods included the period between the Offering and the Distribution), the Company is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated federal and state income tax liability or refunds, respectively. The indemnification agreement provides, among other things, that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (each, an "Indemnified Party") for liabilities that may be incurred by an Indemnified Party relating to (i) the businesses, operations or assets conducted or owned or formerly conducted or owned by the Indemnifying Party and its subsidiaries (except, in the case where Sterling Software is the Indemnifying Party, the businesses, operations and assets of the Company and its subsidiaries) or (ii) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering. In addition, the indemnification agreement provides that the Company will indemnify Sterling Software and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by the Company in connection with the Internal Revenue Service ruling request that cause the Distribution to be taxable to Sterling Software or its stockholders. The indemnification agreement also provides that each party thereto (the "Obligor Party") (i) will use reasonable efforts to obtain the release of the other party thereto (the "Guarantor Party") from its obligation under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party, (ii) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements, and (iii) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder. The International Marketing Agreement, which was terminated effective as of June 30, 1997, defined the terms pursuant to which Sterling Software acted as the exclusive distributor of certain of the Company's products in markets outside the United States and Canada. (See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction" in this report.)

EMPLOYEES

  The Company's business is dependent upon its ability to attract and retain highly qualified personnel, who are in limited supply. The Company's operations could be adversely affected if it were to lose the services of a significant number of qualified employees or if it were unable to obtain additional qualified personnel when needed. The market for highly qualified personnel in the software and electronic commerce industries is extremely competitive making it difficult for companies in these industries, including the Company, to attract and retain qualified employees. To attract and retain qualified employees, the Company strives to maintain excellent employee relations, attractive office facilities and challenging working environments, and offers competitive compensation and benefits packages. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be excellent.

  At September 30, 1997, the Company employed approximately 1,700 full-time employees.

SALES AND MARKETING

  Each of the Company's Commerce Services Group, Interchange Software Group and Communications Software Group has its own sales and marketing organizations. These organizations license and market the

Company's products and services on a worldwide basis through a combination of direct sales, indirect sales via distributors and resellers, telesales and telemarketing. The Company has implemented a performance-based system of sales commissions, awards and recognition designed to compensate and motivate its sales force.

CUSTOMERS

  The Company has a worldwide customer base of companies in more than 15 industries including, banking, manufacturing, insurance, healthcare, automotive, retail, transportation, pharmaceutical and consumer products. While the Company's customer base includes some of the largest multinational companies in the world, it also includes numerous large regional and local companies. As of September 30, 1997, the Company's customers included 96 of the 100 largest U.S. industrial corporations, as ranked by 1996 sales in Fortune magazine, and 99 of the top 100 U.S. commercial banks, as ranked by deposits as of December 31, 1996, in American Banker magazine.

  Many of these customers use several of the Company's products and services, including electronic commerce solutions based on newly available technologies such as the Internet. Because large companies drive electronic commerce across the supply chain, the Company often works with these large companies to market its electronic commerce solutions to their trading partners. As a result, the Company's customer base also includes many small to medium-sized companies, and the Company strives to develop and market products for companies of all sizes.

PRODUCT LICENSES AND PRODUCT SUPPORT

  The Company's software products are licensed for perpetual use or for a fixed term. The Company typically does not sell or otherwise transfer title to its software products. The license agreements generally restrict the use of the underlying product to designated sites or central processing units and prohibit reproduction, transfer or disclosure of the product. However, some license agreements may cover multiple sites or multiple central processing units at one site.

  In addition to licensing the use of its software products to its customers, the Company also often sells product support services to its customers. Typically, the Company provides these services pursuant to product support agreements having terms ranging generally from one to three years. The Company's product support agreements generally allow customers to receive updated or enhanced versions of the Company's software products as they become available and also allow telephone and Internet access to the Company's technical personnel.

PRODUCT DEVELOPMENT

  The Company's product development strategy is to enhance existing products and to introduce new products based upon current and anticipated customer needs. The Company's approach to product development includes, among other things, evaluating anticipated customer needs, analyzing the cost of developing new products versus the cost of acquiring new products and analyzing anticipated revenues from new and enhanced products. For example, the Company may seek to acquire an existing product or to acquire a company that owns an existing product rather than develop the product internally, and in other instances the Company may contract with a third-party developer to develop the product on the Company's behalf. Because of these and other factors, the Company is unable to estimate future product development costs.

  Each of the Company's Commerce Services Group, Interchange Software Group and Communications Software Group performs its own product development function. The Company believes that this organizational structure facilitates development cost control and focuses the development function on customer needs. Gross product development costs in 1997, 1996 and 1995 were $38,400,000, $27,800,000 and $24,900,000, respectively, of which the Company capitalized $13,500,000, $12,300,000 and $10,100,000, respectively, as the cost of developing and testing new or significantly enhanced software products. Product development expense and the capitalization rate may fluctuate from period to period depending, in part, upon the number and status of software development projects in process.

COMPETITION

  The electronic commerce market is very competitive. Numerous companies supply electronic commerce products and services, and several competitors target specific customer requirements for which the Company presently is, or may seek to become, a provider. The Company's competitors include both large companies with substantially greater resources than the Company and small, specialized companies that may compete in one or more particular market niches. Competitors that offer products and/or services that compete with various of the Company's products and services include, among others, Advantis Systems, Inc.; AT&T; Computer Associates International, Inc.; Electronic Data Systems Corporation; General Electric Information Systems; Harbinger Corporation; MCI Communications Corporation, Premenos Technology Corp.; and QuickResponse Services, Inc.; as well as the internal programming staffs of various businesses engaging in electronic commerce.

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

INTELLECTUAL PROPERTY RIGHTS

  The Company relies primarily on a combination of copyright, patent and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property rights. The Company routinely enters into nondisclosure and confidentiality agreements with employees, contractors, consultants, vendors and customers. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. However, the Company believes that, due to the rapid pace of innovation within the electronic commerce industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within this industry than are the various legal protections afforded its technology.

  The Company does not believe that any of its products or services infringe on the valid proprietary rights of third parties in any material respect. However, a large number of patents, trademarks and copyrights have been, and are being, issued, registered or asserted in the software and electronic commerce industries and there can be no assurance that the Company is aware of all such intellectual property rights that may pose a risk of infringement by the Company's products or services, especially with respect to United States patents which can cover extremely broad concepts and the applications for which are confidential until the patents are issued. Furthermore, the Company from time to time has received communications from third parties alleging that the Company is infringing intellectual property rights and there can be no assurance that third parties will not assert infringement claims in the future or that the Company would prevail in any litigation to enjoin the Company from offering affected products or services or be able to obtain a license with respect to such rights on terms acceptable to the Company.

  Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company, but the Company believes that the loss of any one of these licenses would not materially affect the Company's financial position or results of operations.

  The COMMERCE, GENTRAN, CONNECT and VECTOR product and service names used herein are registered or unregistered trademarks owned by the Company.

EXECUTIVE AND OTHER OFFICERS

  The following information regarding the executive officers of the Company is as of November 7, 1997.

   NAME                               AGE                 POSITION
   ----                               ---                 --------
Sterling L. Williams.................  54 Chairman of the Board
Warner C. Blow.......................  60 President and Chief Executive Officer;
                                           Director
Jeannette P. Meier...................  50 Executive Vice President and Secretary
Paul L. H. Olson.....................  47 Executive Vice President and Group
                                           President
Stephen R. Perkins...................  53 Executive Vice President and Group
                                           President
J. Brad Sharp........................  40 Executive Vice President and Group
                                           President
Albert K. Hoover.....................  37 Senior Vice President and General
                                           Counsel
Steven P. Shiflet....................  50 Senior Vice President and Chief
                                           Financial Officer

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

  Warner C. Blow has served as President of the Company since December 1995 and as Chief Executive Officer and a director since October 1996. From December 1995 until October 1996, Mr. Blow also served as Chief Operating Officer of the Company. Prior to December 1995, Mr. Blow served as President of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993 and as an Executive Vice President of Sterling Software from October 1989. Prior to July 1993, Mr. Blow also served as President of Sterling Software's former EDI Group.

  Jeannette P. Meier has served as Executive Vice President and Secretary of the Company since December 1995. Ms. Meier also served as General Counsel of the Company from December 1995 until June 1997 and as Chief Financial Officer of the Company from June 1996 until January 1997. Ms. Meier has served and continues to serve as Executive Vice President--Finance and Administration (since June 1997) and Secretary (since 1985) of Sterling Software. Also at Sterling Software, Ms. Meier served as Executive Vice President from July 1993 until May 1997, Chief Financial Officer from June 1996 until May 1997 and as General Counsel from 1985 until May 1997. Prior to July 1993, Ms. Meier also served as Senior Vice President of Sterling Software.

  Paul L. H. Olson has served as Executive Vice President of the Company since November 1997 and as President of the Commerce Services Group since December 1995. From December 1995 to November 1997, Mr. Olson served as a Senior Vice President of the Company. Prior to March 1996, Mr. Olson served as President of the Network Services Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from August 1992. Prior to August 1992, Mr. Olson served as Group Vice President of Business Development for Sterling Software's former EDI Group.

  Stephen R. Perkins has served as Executive Vice President of the Company since November 1997 and as President of the Communications Software Group since December 1995. From December 1995 to November 1997, Mr. Perkins served as a Senior Vice President of the Company. Prior to March 1996, Mr. Perkins served as President of the Communications Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993. Prior to July 1993, Mr. Perkins served as Vice President of Development for Systems Center, Inc., a computer software company that was acquired by Sterling Software in July 1993.

  J. Brad Sharp has served as Executive Vice President of the Company since November 1997 and as President of the Interchange Software Group since December 1995. From December 1995 to November 1997, Mr. Sharp served as a Senior Vice President of the Company. Prior to March 1996, Mr. Sharp served as President of the Interchange Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from August 1992. Prior to August 1992, Mr. Sharp served as Vice President of Development of Sterling Software's former EDI Labs Division.

  Albert K. Hoover has served as Senior Vice President and General Counsel of the Company since June 1997. From December 1995 until June 1997, Mr. Hoover served as Vice President, Legal of the Company. Prior to March 1996, Mr. Hoover served as Vice President of Sterling Software from May 1994 and Assistant General Counsel of Sterling Software from June 1990.

  Steven P. Shiflet has served as Senior Vice President and Chief Financial officer of the Company since January 1997. From December 1995 until January 1997, Mr. Shiflet served as Vice President, Finance of the Company. Prior to March 1996, Mr. Shiflet served as Group Vice President, Finance &
Administration of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from 1986.

  The following information regarding certain other vice presidents of the Company is also as of November 7, 1997.

   NAME                                AGE                 POSITION
   ----                                ---                 --------
William W. Hymes......................  61 Senior Vice President and Division
                                            President
James W. Hoyt.........................  50 Vice President, Technology
Thomas A. Lutz........................  57 Vice President and Division President
Dawn Wheeler..........................  38 Vice President, Investor Relations
G. Clark Woodford.....................  50 Vice President, Business Development

  William W. Hymes has served as a Senior Vice President of the Company since December 1995 and as President of the Banking Systems Division since June 1997. From December 1995 to June 1997, Mr. Hymes served as President of the Company's former Banking Systems Group. Prior to March 1996, Mr. Hymes served as President of the Banking Systems Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993. Prior to July 1993, Mr. Hymes served as President of the former Directions Division of Sterling Software.

  James W. Hoyt has served as Vice President, Technology of the Company since July 1996. Mr. Hoyt served as Director of Product Architecture of Sterling Software's Communications Software Division from July 1993 until March 1996 and of the Company's Communications Software Group from March 1996 until June 1996. Prior to July 1993, Mr. Hoyt served as Director of Product Architecture for Systems Center, Inc., a computer software company that was acquired by Sterling Software in July 1993.

  Thomas A. Lutz has served as a Vice President of the Company since December 1995 and as President of the International Division of the Commerce Services Group since June 1997. Mr. Lutz served as President of the Company's former International Group from December 1995 until June 1997. Prior to March 1996, Mr. Lutz served as President of Sterling Software's Creative Data Systems Division from October 1991. Prior to October 1991, Mr. Lutz served as Executive Vice President of Sterling Software's Creative Data Systems Division. Mr. Lutz also served as Group Vice President of Sterling Software's former EDI Group from August 1990 to July 1993.

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

ITEM 2. PROPERTIES.

  The Company's principal executive offices are located in Dallas, Texas. The Company also leases offices and facilities in or near San Francisco and Sacramento, California; Atlanta, Georgia; Honolulu, Hawaii; Ann Arbor, Michigan; Wayne, Pennsylvania; New York, New York; Columbus, Ohio; Washington, D.C.; Sydney and Melbourne, Australia; Brussels, Belgium; Sao Paulo, Brazil; Toronto, Canada; Broendby, Denmark; London, England; Paris, France; Frankfurt, Munich and Dusseldorf, Germany; Rome, Milan and Turin, Italy; Tokyo, Japan; Oslo, Norway; Singapore; and, Danderyd, Sweden. The Company believes that its facilities will be adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time the Company is subject to certain legal proceedings and claims which arise in the normal course of its business. Pending matters include claims against the Company involving alleged breaches of contract or other nonperformance with respect to customer sales, alleged employment discrimination and other matters. Such routine litigation matters are normally settled or defended, depending on the circumstances of each claim.

  Also, on February 20, 1997, David B. Shaev, who alleges he is a stockholder of the Company, filed a derivative action in the Chancery Court in the State of Delaware against the Company and each of the Company's directors, Sam Wyly, Charles J. Wyly, Jr., Evan A. Wyly, Sterling L. Williams, Warner C. Blow, Honor R. Hill and Robert E. Cook, alleging that such directors breached their fiduciary duties by approving grants of excessive stock options to the individual defendants. The plaintiff seeks rescission of such grants of stock options, injunctive relief prohibiting the exercise of the options, the award of damages to the Company and attorneys' fees and costs. The defendants have denied the allegations in the complaint and intend to vigorously defend this action.

  While any legal proceeding has elements of uncertainty, in the opinion of management, based on presently available information, the amount of any liability with respect to any existing claims, net of any applicable reserves and available insurance, will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has been traded on the New York Stock Exchange since March 8, 1996, under the symbol "SE." The high and low sales prices for the Company's Common Stock for the periods indicated are set forth below.

                                                                  PRICE RANGE
                                                                ----------------
                                                                  HIGH     LOW
                                                                -------- -------
      Year Ended September 30, 1996:
       Quarter Ended:
        March 31, 1996......................................... $30 7/8  $28 3/4
        June 30, 1996.......................................... $45      $30 1/8
        September 30, 1996..................................... $37 1/8  $28
      Year Ended September 30, 1997:
       Quarter Ended:
        December 31, 1996...................................... $35 3/4  $25 1/2
        March 31, 1997......................................... $38 5/8  $26 3/4
        June 30, 1997.......................................... $34 7/8  $24 1/8
        September 30, 1997..................................... $40 5/16 $29 1/2

  At November 7, 1997, the Company had approximately 1,020 holders of record of Common Stock.

  The Company did not pay dividends on its Common Stock during the year ended September 30, 1997. Under the terms of the Company's Revolving Credit and Term Loan Agreement, as amended (the "Credit Agreement"), the Company is prohibited from making distributions in the form of cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                            YEARS ENDED SEPTEMBER 30
                                  --------------------------------------------
                                    1997     1996     1995     1994     1993
                                  -------- -------- -------- -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
OPERATING DATA:
Revenue.........................  $350,597 $267,773 $203,578 $155,916 $117,813
Cost of sales...................    70,615   54,418   41,550   36,282   27,557
Product development and
 enhancement....................    24,853   15,553   14,807   12,497    6,478
Selling, general and
 administrative.................   134,849  102,597   75,193   60,732   54,777
Income before other income
 (expense) and income taxes(1)..    72,591   95,205   72,028   46,405   25,363
Net income......................    55,444   58,392   42,930   27,753   15,194
Income per common share:
  Pro forma(2)..................                    $    .59
  Primary.......................     $ .64    $ .77
  Fully diluted.................     $ .64    $ .77
BALANCE SHEET DATA:
Working capital(3)..............  $491,801 $ 77,159 $  3,692 $  2,198 $ (3,438)
Total assets....................   748,566  241,680  128,978  100,638   87,271
Stockholder's net investment....                      53,187   43,051   37,498
Stockholders' equity............   600,862  138,187

--------
(1) Net of $31,879,000 of purchased in-process research and development and $15,810,000 of reorganization costs charged to expense in 1997; and $3,638,000 of restructuring costs charged to expense in 1993.
(2) Assumes that 73,200,000 shares of Common Stock were outstanding during the entire period.
(3) Prior to the consummation of the Offering, substantially all of the excess cash generated by the Company's operations was regularly remitted to Sterling Software pursuant to Sterling Software's centralized cash management program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

  The Company was incorporated in December 1995 as a wholly owned subsidiary of Sterling Software. Pursuant to the Offering, which was completed in March 1996, the Company sold to the public 1,800,000 previously unissued shares of Common Stock and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Common Stock then owned by it.

  In contemplation of the Offering, among other things: (i) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software, and
(ii) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, indemnification and international marketing. See "Shared Management and Contractual Arrangements with Sterling Software".

  On September 23, 1996, the Board of Directors of Sterling Software declared a special dividend consisting of the Distribution of all shares of Common Stock held by Sterling Software on September 30, 1996, payable pro rata to the holders of record of Software Stock as of the close of business on such date. As a result, effective September 30, 1996, the Company ceased to be a subsidiary of Sterling Software.

  On February 28, 1997, the Company completed the Follow-On Offering of 14,375,000 previously unissued shares of Common Stock. The net proceeds of $400,145,000 were added to the Company's working capital and are being used for general corporate purposes, including acquisitions. Pending such use, the funds are being invested in investment grade debt securities and other marketable securities.

  In February 1997, the Company acquired for cash all of the issued and outstanding capital stock of Comfirst, a Paris, France based provider of communication and file transfer software. The acquisition has been accounted for using the purchase method of accounting.

  In May 1997, the Company acquired ACS, a provider of electronic product catalogs and information databases delivered via CD-ROM and the Internet. The aggregate purchase price was approximately $45,000,000 consisting of $28,800,000 in cash, 193,986 shares of Common Stock valued at approximately $5,000,000, and the Notes due January 2, 1998, having an aggregate principal amount of approximately $11,200,000. The Notes were paid in full in July 1997. The acquisition has been accounted for using the purchase method of accounting.

  In June 1997, the Company entered into the Termination Agreement with Sterling Software, terminating effective as of June 30, 1997, the International Marketing Agreement. Under the Termination Agreement, the Company acquired certain assets and assumed certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. The Company also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products. Under the terms of the Termination Agreement, the Company paid Sterling Software (i) $5,226,000 for early termination of the International Marketing Agreement and (ii) approximately $10,076,000, which amount was equal to the net book value of certain assets of Sterling Software acquired (principally accounts receivable) less certain liabilities assumed by the Company relating to the international distribution of certain of the Company's products. In addition, the Company and Sterling Software entered into certain short-term transitional arrangements related to the use of certain facilities and certain administrative and other services.

RESULTS OF OPERATIONS

 Years Ended September 30, 1997 and 1996

  Total revenue increased $82,824,000 or 31%, in 1997 over 1996. The revenue increase was due to a $39,296,000 increase in services revenue, a $32,431,000 increase in products revenue and a $15,087,000 increase in product support revenue, offset partially by a $3,990,000 decrease in royalties from Sterling Software. Services revenue increased 38% in 1997 over 1996, primarily from growth in existing commerce services customer volume and the addition of new customers, primarily in the hardlines, retail, grocery and healthcare markets. Products revenue increased 37%, product support revenue increased 27% and royalty revenue decreased 19% in 1997 over 1996. The decrease in royalty revenue is largely due to the termination of the International Marketing Agreement effective June 30, 1997. Royalty revenue had increased 13% in the first nine months of 1997 over the same period of 1996. The Company's product lines experienced growth in products revenue, product support revenue and royalty revenue due to the addition of new customers, new product offerings, certain product price increases and a continuing expansion of the installed customer base for product support. The increase in products and product support revenue is primarily the result of increased sales of communications and interchange software products and is also the result of having direct sales of these products outside of the United States and Canada for the fourth quarter of 1997 as opposed to having royalty revenue in the fourth quarter of 1996.

  The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and electronic commerce service agreements cancelable upon 30 days notice. The Company includes the entire portion of the recognized revenue from commerce service agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $46,623,000, or 30%, in 1997 over 1996 and represented 57% of total revenue in both 1997 and 1996. For 1997, 48% of the Company's products revenue was for products designed for operating platforms other than mainframe operating platforms, as compared to 53% for 1996. This increase in the relative percentage of products revenue for products operating on mainframe platforms is due primarily to an increase in sales of CONNECT products for the mainframe platform, primarily in the Company's fourth quarter. The Company believes that this change in the relative mix of mainframe and non-mainframe products revenue is temporary and the long-term trend will continue toward products designed for non-mainframe operating platforms. Revenue outside of the United States, as a percentage of total revenue, increased to 14% in 1997 from 12% in 1996.

  Total costs and expenses increased $105,438,000 in 1997 over 1996 due in part to charges in the third quarter of 1997 of $31,879,000 for purchased in-process research and development acquired primarily from ACS and $15,810,000 of reorganization costs related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software. Excluding these charges, total costs and expenses increased $57,749,000 or 33%, on revenue growth of 31%. This percentage increase in total costs and expenses is primarily due to a 30% increase in cost of sales, a 31% increase in selling, general and administrative costs and to a lesser extent a 60% increase in product development and enhancement expense compared with the prior year. The Company believes further expenditures of approximately $3,300,000 during the following 18 months primarily for salaries, wages and benefits of development personnel will be required to develop the in-process research and development purchased primarily from ACS into commercially viable products.

  The components of the reorganization costs consist of:

      Early termination payment to Sterling Software............... $ 5,226,000
      Transaction costs and professional fees......................   3,100,000
      Severance and transition costs...............................   2,400,000
      Other........................................................   5,084,000
                                                                    -----------
                                                                    $15,810,000
                                                                    ===========

  Total cost of sales consists primarily of salaries and other related expenses for product support, data center and communications personnel and other related expenses for the Company's data center and other facilities, communications, product media, duplication, packaging and shipping. Total cost of sales increased $16,197,000, or 30%, in 1997 over 1996. As a percentage of total revenue, total cost of sales remained unchanged at 20% for 1997 and 1996. Cost of sales for services increased $8,981,000 or 35% due to higher network services costs to support a growing customer base and greater customer volume. As a percentage of total revenue, cost of sales for services remained unchanged at 10% for 1997 and 1996. Cost of sales for products and product support increased $7,216,000 or 25% due to increased costs to support expanding software sales, a larger installed customer base and higher amortization costs of capitalized development for software products. Cost of sales for products and product support decreased as a percentage of total revenue to 10% in 1997 from 11% in 1996. Cost of sales includes $21,611,000 and $16,314,000 of depreciation and amortization in 1997 and 1996, respectively.

  Product development and enhancement expense consists primarily of salaries and other related expenses for product development personnel, together with the cost of facilities and equipment. Product development and enhancement expense for 1997 of $24,853,000, net of $13,519,000 of amounts capitalized pursuant to FAS No. 86, increased $9,300,000, or 60%, compared to 1996 product development and enhancement expense of $15,553,000, net of $12,268,000 of amounts capitalized pursuant to FAS No. 86. The increase was primarily due to the higher gross product development expense relating to products under development during 1997. As a percentage of total revenue, product development and enhancement expense increased to 7% in 1996 from 6% in 1996. Total capitalized costs represented 35% and 44% of total development and enhancement expense for 1997 and 1996, respectively. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expense consists primarily of salaries, commissions and other related expenses of sales, marketing, administrative, executive and financial personnel as well as outside professional fees, facilities and depreciation expenses. Selling, general and administrative expense increased $32,252,000, or 31%, in 1997 over 1996 due primarily to increases in personnel in sales, marketing and administration in support of the Company's revenue growth. As a percentage of total revenue, selling, general and administrative expenses remained unchanged at 38% for 1997 and 1996.

  Income before other income and income taxes was $72,591,000 for 1997 as compared to income before other income and income taxes of $95,205,000 for the same period of 1996 due to the $82,824,000 increase in revenues offset by the $105,438,000 increase in total costs and expenses including nonrecurring charges of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software. Other income increased $15,476,000 in 1997 over 1996, primarily due to an increase in investment income resulting generally from a higher average balance of investments in cash, cash equivalents and marketable securities resulting primarily from the net cash proceeds received by the Company from the Follow-On Offering. Excluding the nonrecurring charges, income before income taxes increased $40,551,000, or 42%, in 1997 compared to 1996.

  Provision for income taxes decreased $4,190,000 in 1997 over 1996, primarily due to the decrease in income before taxes in 1997 as compared to 1996.

 Years Ended September 30, 1996 and 1995

  Total revenue increased $64,195,000, or 32%, in 1996 over 1995. The revenue increase was due to a $25,206,000 increase in services revenue, a $19,924,000 increase in products revenue, a $10,039,000 increase in product support revenue and a $9,026,000 increase in royalties from Sterling Software. Services revenue increased 32% in 1996 over 1995, primarily from growth in existing network services customer volume and the addition of new customers, primarily in the healthcare, grocery, retail and transportation markets. Products revenue increased 29%, product support revenue increased 22% and royalty revenue increased 77% in 1996 over 1995. The Company's product lines experienced growth in products revenue, product support revenue and royalty revenue due to the addition of new customers, new product offerings, certain product price increases and a continuing expansion of the installed customer base for product support.

  The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and electronic commerce service agreements cancelable upon 30 days notice. The Company includes the entire portion of the recognized revenue from commerce service agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $33,527,000, or 28%, in 1996 over 1995 and represented 57% and 59% of total revenue in 1996 and 1995, respectively. For 1996, 55% of the Company's products revenue was for products designed for operating platforms other than mainframe operating platforms, as compared to 43% for 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

  On February 28, 1997, the Company issued and sold 14,375,000 shares of Commerce Stock in the Follow-On Offering for net proceeds of $400,145,000, after deducting underwriting discounts and commissions and the Follow-On Offering expenses.

  Net cash flows from operations were $122,067,000 and $57,290,000 for 1997 and 1996, respectively. Net cash flows from operations were positively affected in 1997 by net income which included increased noncash expenses in depreciation and amortization and purchased in-process research and development, increases in accounts payable and accrued liabilities and deferred revenue, collection of amounts due from Sterling Software, offset by increases in accounts and notes receivable and prepaid and other assets. A portion of the Company's cash flow from operations during 1997 and 1996 was used to fund software additions and capital expenditures. Software expenditures in 1997 were $13,855,000, the majority of which were costs capitalized pursuant to FAS No. 86, compared to $12,016,000 in 1996. The expenditures during 1997 were primarily for new products and enhancements of existing products. Property and equipment purchases of $32,148,000 in 1997 included purchases made for equipment upgrades for network processing systems, costs to add new network service features and computer and other equipment purchases to support the Company's growth.

  The Company maintains the Credit Agreement which provides for a domestic borrowing capacity of $20,000,000 and an additional $10,000,000 international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with final maturity October 1, 1999, is unsecured and contains various restrictive covenants including limitations on additional borrowings, payment of cash dividends and acquisitions. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent ( 1/2 %) or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent ( 1/2 %). There were no amounts borrowed or outstanding under the Credit Agreement, nor the underlying letter of credit facility, as of September 30, 1997.

  At September 30, 1997, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations from cash flows from operations. Although no significant commitments exist for future capital expenditures, the Company has presently budgeted capital expenditures of approximately $63,000,000 for fiscal 1998 (of which approximately $18,000,000 is expected to consist of amounts capitalized pursuant to FAS No. 86). The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under the Credit Agreement are sufficient to meet the Company's cash requirements for the foreseeable future.

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

  The Company strives to maintain its internal systems as necessary to conduct its business efficiently and is addressing the potential impact of the Year 2000 issue on these systems. Although there can be no assurance that there will not be interruption of operations or other limitations of systems functionality or that the Company will not incur substantial cost to avoid such problems, the Company believes it is well positioned to address Year 2000 issues related to its internal systems and further believes any additional costs related to changes required to address these issues will not have a material impact on the Company's financial position or results of operations.

   In connection with its product and service offerings, the Company is proactively working with its customers and vendors, trade associations and electronic commerce standards committees and is engaged in extensive testing of its products and services and related systems with respect to Year 2000 issues. As of September 30, 1997, most of the Company's supported software products and services accommodated four character year dating required for the Year 2000. For those software products or services that do not, the Company has established plans to upgrade them or to offer alternative software products, services or solutions. These plans have been integrated into the Company's normal development cycles. The Company uses third party hardware and software in providing certain services and the Company's software products operate on and in systems consisting of third party hardware and software. Some of such third party hardware and software may not be fully Year 2000 compliant by 2000 and, whether or not the Company's offerings are Year 2000 compliant by then, there can be no assurance that customers will not assert Year 2000 related claims against the Company or that the Company would prevail in any resulting litigation.

FORWARD LOOKING INFORMATION

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in SEC Filings, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK:

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio of cash equivalents and marketable securities. The Company does not use derivative financial instruments in its investment portfolio. The stated objectives of the Company's investment guidelines are: safety of principal; liquidity; maximization of yield; and diversification of risk. The Company places its investments with high credit quality issuers, principally states of the United States, political subdivisions of the states and corporate debt issuers, and limits the amount of credit exposure to any one issuer. The marketable securities portfolio includes only those securities with active secondary or resale markets to ensure portfolio liquidity.

  The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio. Weighted average interest rates include the after-tax yield on debt securities of states of the United States and political subdivisions of the states. The total investment portfolio effectively matures in 180 days or less.

                                     MATURITY
                         -----------------------------------
                                                                FAIR VALUE AT
                           1998     1999     2000    TOTAL    SEPTEMBER 30, 1997
                         --------  -------  ------  --------  ------------------
Cash equivalents........ $253,726                   $253,726       $250,348
  Average interest
   rate.................     5.63%                      5.63%
Commercial paper........   39,000                     39,000         38,744
  Average interest
   rate.................     5.67%                      5.67%
Debt securities.........  108,685  $80,084  $2,500   191,269        195,570
                         --------  -------  ------  --------       --------
  Average interest
   rate.................     6.03%    6.51%   6.88%     6.23%
Total investment
 portfolio.............. $401,411  $80,084  $2,500  $483,995       $484,662
  Average interest
   rate.................     5.74%    6.51%   6.88%     5.87%

FOREIGN CURRENCY RISK:

  The Company conducts business in various foreign currencies, primarily in Canada, Europe, Australia, Japan and other Asian countries. As of September 30, 1997 the Company had not established a foreign currency hedging program. Historically, the Company's direct foreign operations have been a relatively small component of the Company's total direct operations, due primarily to Sterling Software acting as the Company's distributor in markets outside the United States and Canada (See --"Shared Management and Contractual Arrangements with Sterling Software" in Item 1 of this report.) The Company has mitigated, and will continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based.

  Subsequent to September 30, 1997, the Company has initiated a foreign currency hedging program to reduce the Company's exposure to currency fluctuations as they relate to anticipated foreign profits. The Company's current hedging strategy limits the Company's exposure to the cost of the program, which is not material to the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STERLING COMMERCE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  23
Consolidated Financial Statements:
  Consolidated Balance Sheets at September 30, 1997 and 1996..............  24
  Consolidated Statements of Income for the Years Ended September 30,
   1997, 1996 and 1995....................................................  25
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1997, 1996 and 1995......................................  26
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1997, 1996 and 1995....................................................  27
  Notes to Consolidated Financial Statements..............................  28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Commerce, Inc.

  We have audited the accompanying consolidated balance sheets of Sterling Commerce, Inc. (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audit also included the financial statement schedule listed under Item 14(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1997. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Commerce, Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Dallas, Texas
November 7, 1997

                            STERLING COMMERCE, INC.

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                 1997     1996
                                                               -------- --------
                           ASSETS
Current assets:
  Cash and cash equivalents..................................  $250,348 $ 23,484
  Marketable securities......................................   234,314   21,203
  Accounts and notes receivable, net.........................   103,692   61,292
  Amounts due from Sterling Software.........................             35,134
  Deferred income taxes......................................    10,431    3,087
  Prepaid expenses and other current assets..................    16,332    5,794
                                                               -------- --------
    Total current assets.....................................   615,117  149,994
Property and equipment, net..................................    59,723   43,199
Computer software, net of accumulated amortization of $51,306
 in 1997 and $42,110 in 1996.................................    48,163   34,404
Excess cost over net assets acquired, net of accumulated
 amortization of $4,212 in 1997 and $3,382 in 1996...........    17,156    9,789
Other assets.................................................     8,407    4,294
                                                               -------- --------
                                                               $748,566 $241,680
                                                               ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities...................  $ 57,397 $ 34,317
  Income taxes payable.......................................     5,919
  Deferred revenue...........................................    60,000   38,518
                                                               -------- --------
    Total current liabilities................................   123,316   72,835
Deferred income taxes........................................    13,592   23,135
Other noncurrent liabilities.................................    10,796    7,523
Contingencies and commitments
Stockholders' equity:
  Preferred stock $.01 par value, 50,000,000 shares
   authorized; no shares issued and outstanding..............
  Common stock $.01 par value, 150,000,000 shares authorized;
   89,644,000 and 75,000,000 shares issued and outstanding in
   1997 and 1996, respectively...............................       896      750
  Additional paid-in capital.................................   505,855   98,111
  Retained earnings..........................................    94,111   39,326
                                                               -------- --------
    Total stockholders' equity...............................   600,862  138,187
                                                               -------- --------
                                                               $748,566 $241,680
                                                               ======== ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                     1997     1996     1995
                                                   -------- -------- --------
Revenue:
  Products........................................ $119,958 $ 87,527 $ 67,603
  Product support.................................   71,316   56,229   46,190
  Services........................................  142,565  103,269   78,063
  Royalties from Sterling Software................   16,758   20,748   11,722
                                                   -------- -------- --------
                                                    350,597  267,773  203,578
Costs and expenses:
  Cost of sales:
    Products and product support..................   35,863   28,647   23,713
    Services......................................   34,752   25,771   17,837
                                                   -------- -------- --------
                                                     70,615   54,418   41,550
  Product development and enhancement.............   24,853   15,553   14,807
  Selling, general and administrative.............  134,849  102,597   75,193
  Purchased research and development..............   31,879
  Reorganization costs............................   15,810
                                                   -------- -------- --------
                                                    278,006  172,568  131,550
Income before other income (expense) and income
 taxes............................................   72,591   95,205   72,028
Other income (expense)............................   16,693    1,217     (478)
                                                   -------- -------- --------
Income before income taxes........................   89,284   96,422   71,550
Provision for income taxes........................   33,840   38,030   28,620
                                                   -------- -------- --------
Net income........................................ $ 55,444 $ 58,392 $ 42,930
                                                   ======== ======== ========
Income per common share:
  Pro forma.......................................                   $   0.59
                                                                     ========
  Primary......................................... $   0.64 $   0.77
                                                   ======== ========
  Fully diluted................................... $   0.64 $   0.77
                                                   ======== ========
Weighted average and pro forma common shares
 outstanding......................................   83,561   74,233   73,200
                                                   ======== ======== ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                             COMMON STOCK
                          ------------------- ADDITIONAL           SHAREHOLDERS'     TOTAL
                          NUMBER OF            PAID-IN   RETAINED       NET      STOCKHOLDERS'
                           SHARES   PAR VALUE  CAPITAL   EARNINGS   INVESTMENT      EQUITY
                          --------- --------- ---------- --------  ------------- -------------
Balance at September 30,
 1994...................                                             $ 43,051      $ 43,051
 Net income.............                                               42,930        42,930
 Net cash distributed to
  Sterling Software.....                                              (32,354)      (32,354)
 Other..................                                                 (440)         (440)
                                                                     --------      --------
Balance at September 30,
 1995...................                                               53,187        53,187
 Formation
  transactions..........   73,200     $732     $ 53,871               (54,603)
 Issuance of common
  stock for cash........    1,800       18       40,100                              40,118
 Net cash distributed to
  Sterling Software.....                                              (17,819)      (17,819)
 Net income.............                                 $39,157       19,235        58,392
 Other..................                          4,140      169                      4,309
                           ------     ----     --------  -------     --------      --------
Balance at September 30,
 1996...................   75,000      750       98,111   39,326                    138,187
 Issuance of common
  stock for cash........   14,375      144      400,001                             400,145
 Issuance of common
  stock for
  acquisitions..........      194        2        4,998                               5,000
 Issuance of common
  stock pursuant to
  stock options
  including tax benefit
  of $1,200.............       75                 3,000                               3,000
 Net income.............                                  55,444                     55,444
 Other..................                           (255)    (659)                      (914)
                           ------     ----     --------  -------     --------      --------
Balance at September 30,
 1997...................   89,644     $896     $505,855  $94,111                   $600,862
                           ======     ====     ========  =======     ========      ========


                            See accompanying notes.

                            STERLING COMMERCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                    1997       1996      1995
                                                  ---------  --------  --------
Operating activities:
Net income......................................  $  55,444  $ 58,392  $ 42,930
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization..................     30,214    21,943    17,517
 Provision for losses on accounts receivable....      3,567     1,068      (466)
 Provision for (benefit of) deferred income
  taxes.........................................    (15,586)    5,762     4,537
 Purchased research and development.............     31,879
 Changes in operating assets and liabilities,
  net of effects of business acquisitions:
  Increase in accounts and notes receivable.....    (45,885)  (13,149)  (14,308)
  Decrease (increase) in amounts due from
   Sterling Software............................     35,134   (35,134)
  Increase in prepaid expenses and other
   assets.......................................    (13,917)   (3,135)     (989)
  Increase in accounts payable, accrued
   liabilities and income taxes payable.........     20,877    12,710     5,154
  Increase in deferred revenue..................     17,067     7,598     7,677
  Other.........................................      3,273     1,235      (588)
                                                  ---------  --------  --------
   Net cash provided by operating activities....    122,067    57,290    61,464
Investing activities:
 Purchases of property and equipment............    (32,148)  (26,573)  (15,633)
 Purchases and capitalized cost of development
  of computer software..........................    (13,855)  (12,016)  (10,244)
 Business acquisitions, net of cash acquired....    (38,320)     (185)   (2,823)
 Purchases of investments.......................   (224,627)  (21,203)
 Maturities of investments......................     11,516
 Other..........................................                            192
                                                  ---------  --------  --------
   Net cash used in investing activities........   (297,434)  (59,977)  (28,508)
Financing activities:
 Issuance of common stock.......................    401,945    40,118
 Net cash distributed to Sterling Software......              (17,819)  (32,354)
 Other..........................................        286     3,477      (586)
                                                  ---------  --------  --------
   Net cash provided by (used in) financing
    activities..................................    402,231    25,776   (32,940)
Increase in cash and cash equivalents...........    226,864    23,089        16
                                                  ---------  --------  --------
Cash and cash equivalents at beginning of year..     23,484       395       379
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $ 250,348  $ 23,484  $    395
                                                  =========  ========  ========
Supplemental cash flow information:
 Income taxes paid..............................  $  49,278  $ 32,268  $ 24,083
                                                  =========  ========  ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997, 1996 AND 1995

1. GENERAL INFORMATION

 General

  Sterling Commerce, Inc. (together with its wholly owned subsidiaries, the "Company") is a provider of electronic data interchange ("EDI") and other electronic commerce products, services and solutions worldwide. The Company develops, markets and supports electronic commerce software products, and provides electronic commerce services, that enable businesses to engage in business-to-business electronic communications and transactions. The Company has been providing electronic commerce solutions for over 20 years and has numerous customers in industries such as banking, healthcare, manufacturing, pharmaceuticals, retailing and transportation.

  The Company was incorporated in December 1995 as a wholly owned subsidiary of Sterling Software, Inc. ("Sterling Software"). The Company completed its initial public offering (the "Offering") on March 13, 1996. Pursuant to the Offering, the Company sold to the public 1,800,000 previously unissued shares of Common Stock, $0.01 par value, of the Company ("Common Stock") and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of the Company's Common Stock then owned by it.

  In contemplation of the Offering, among other things: (i) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software, and
(ii) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, indemnification, and international marketing. See Note 3--Transactions with Sterling Software".

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The Company's consolidated financial statements for the years ended September 30, 1996 and 1995 have been prepared using Sterling Software's historical basis in the assets and liabilities of its Electronic Commerce Group, including goodwill and other intangible assets recognized by Sterling Software in the original acquisition of certain businesses conducted by the Company. All significant intercompany accounts among the Company and its consolidated subsidiaries have been eliminated. Certain amounts for periods ended prior to September 30, 1997 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at September 30, 1997 and 1996, and the results of operations for the years ended September 30, 1997, 1996 and 1995. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

  The Company's consolidated financial statements for the years ended September 30, 1996 and 1995 reflect the results of operations, financial condition and cash flows of the Company as a component or subsidiary of Sterling Software and may not be indicative of actual results of operations and financial position of the Company

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995

which may have been obtained under other ownership. Management believes that the consolidated income statements include a reasonable allocation of the incremental administrative costs previously incurred by Sterling Software, including executive compensation and the related costs of a corporate staff function. The allocations of such costs were approximately $875,000 for the first quarter of 1996 and $3,500,000 in 1995 and represent management's estimate of the costs that would have been incurred had the Company operated independently of Sterling Software. Subsequent to the first quarter of 1996, these incremental administrative costs were incurred directly by the Company and therefore no further allocations of such costs were made by Sterling Software.

 Revenue

  Revenue from license fees for software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as such products are delivered. Services revenue and revenue from products involving installation or other services are recognized as the services are performed. Services revenue earned but not invoiced at the end of a month is recognized as revenue in such month and recorded as unbilled accounts receivable until invoiced in the following month. Royalties from Sterling Software represent royalties earned from Sterling Software and certain of its subsidiaries acting as distributors of certain of the Company's products outside of the United States and Canada.

  Product support contracts generally entitle the customer to telephone support, bug fixing and the right to receive software updates as they are released. Revenue from product support contracts, including product support included in initial license fees, is recognized ratably over the contract period. All significant costs and expenses associated with product support contracts are expensed as incurred, which approximates ratable expenses over the contract period.

  When products, product support and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded and related costs paid in advance are deferred.

 Software Development Costs

  The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"). Unamortized software development costs of $34,095,000 and $31,058,000 are included in "Computer software, net" at September 30, 1997 and 1996, respectively. Pursuant to FAS No. 86, costs are capitalized when technological feasibility of the product is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development capitalized costs include, among other things, programmers' salaries and benefits, outside contractor costs, computer time and allocated facilities costs.

 Depreciation and Amortization

  Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to fifteen years. Capitalized computer software costs are amortized on a product-by-product basis using the greater of the amount determined by taking the ratio of current year net revenue to estimated future net revenue or the straight-line method over periods ranging from three to five years. Leasehold improvements are amortized over the term of the lease. Excess costs over the net assets of businesses acquired

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995

are amortized on a straight-line basis over periods of seven to forty years. Other intangible assets are amortized on a straight-line basis over periods of three to ten years.

  Depreciation and amortization consists of the following for the years ended September 30, 1997, 1996 and 1995 (in thousands):

                                                        1997    1996    1995
                                                       ------- ------- -------
   Property and equipment............................. $16,617 $10,817 $ 7,084
   Purchased computer software........................   1,720   1,412   1,405
   Capitalized computer software development costs....  10,252   8,463   7,772
   Excess costs over net assets of businesses
    acquired..........................................     830     427     426
   Intangible assets..................................     795     824     830
                                                       ------- ------- -------
                                                       $30,214 $21,943 $17,517
                                                       ======= ======= =======

 Income Taxes

  The Company computes its provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("FAS 109") which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date.

  Through September 30, 1996, income from the Company's operations was included in consolidated income tax returns filed by Sterling Software as part of its corporate group. The Company has entered into a tax allocation agreement with Sterling Software covering the reporting periods through September 30, 1996. Income tax expense in the accompanying financial statements for periods prior to October 1, 1996, has been computed assuming the Company filed returns separately from Sterling Software.

 Stock Options

  The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options and stock based awards. Under APB 25, if the exercise price of an employee stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

 Earnings Per Share

  Pro forma net income per common share for the year ended September 30, 1995 is calculated as though there were 73,200,000 shares outstanding during the entire year. Primary and fully diluted income per common share data for the years ended September 30, 1997 and 1996 is calculated as though there were 73,200,000 shares outstanding during the entire period, together with the weighted average of the additional 1,800,000 shares issued in the Offering, the additional 14,375,000 shares issued in a public offering of previously unissued shares of Common Stock (the "Follow-On Offering") for the year ended September 30, 1997, and common stock equivalents from the respective dates of their issuances.

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


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

 Marketable Securities

  The Company invests excess cash in a diversified portfolio consisting of a variety of securities including commercial paper, corporate debt securities and debt securities issued by states of the United States and political subdivisions of the states. The fair values for marketable securities are based on quoted market prices.

  All marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of stockholders' equity, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in values judged to be other-than-temporary are included in investment income.

 Recent Pronouncements

  There have been recent pronouncements by the Financial Accounting Standards Board ("FASB") and the American Institute of Certified Public Accountants ("AICPA") that may require certain changes in accounting policies of the Company and which may also affect disclosure requirements. These recent pronouncements do not affect the current year's accounting or reporting requirements and are mentioned here for informational purposes only.

  FAS No. 128: "Earnings per Share". Issued by the FASB in February 1997. FAS No. 128 will require the Company to restate all prior periods beginning with those periods ending after December 15, 1997.

  Adoption of FAS No. 128 is expected to result in earnings per share as follows:

                                                                 1997 1996 1995
                                                                 ---- ---- ----
   Pro forma earnings per share:
     Basic...................................................... $.66 $.77 $.59
     Diluted.................................................... $.64 $.77 $.59

  FAS No. 130: "Reporting Comprehensive Income". Issued by the FASB in June, 1997, FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 will require additional disclosure in the Company's financial statements, but will not have any impact on the financial position or results of operations of the Company.

  FAS No. 131: "Disclosures about Segments of an Enterprise and Related Information". Issued by the FASB in June, 1997, FAS 131 establishes standards for the way that public business enterprises report

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995

information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of FAS 131 will require additional disclosure in the Company's financial statements, but will not have any impact on the financial position or results of operations of the Company.

  SOP 97-2: "Software Revenue Recognition". Issued by the AICPA in October 1997, SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company's accounting policy on software revenue recognition is generally in compliance with SOP 97-2 and its adoption is not expected to have a material impact on the financial position or results of operation of the Company.

3. TRANSACTIONS WITH STERLING SOFTWARE

  As a result of Sterling Software's ownership interest in the Company, the terms of the agreements entered into by the Company and Sterling Software in contemplation of the Offering were not the result of arm's-length negotiation. Two such agreements were the tax allocation agreement and the indemnification agreement. The tax allocation agreement states that for periods during which the Company and/or its subsidiaries are included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns (which periods included the period between the Offering and the Distribution), the Company is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated federal and state income tax liability or refunds, respectively. The indemnification agreement provides that the Company will indemnify Sterling Software and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by the Company in connection with the Internal Revenue Service ruling request that would cause the Distribution to be taxable to Sterling Software or its stockholders. The Indemnification Agreement also provides that each party will indemnify the other party for certain other liabilities, including those relating to the business, operations or assets conducted or owned by the indemnifying party.

  Amounts payable and receivable from Sterling Software arose as a result of various transactions between the Company and Sterling Software, including royalties paid to the Company as a result of Sterling Software acting as an international distributor, tax expense charged to the Company, other expenses incurred on behalf of the Company and the Company's participation in Sterling Software's central cash management program (which participation terminated upon completion of the Distribution on September 30, 1996).

  Certain costs and expenses were initially incurred by Sterling Software on behalf of the Company, and charged to the Company. An analysis of significant items (other than the expense allocations discussed in Note 2 under "Basis of Presentation", tax allocations and the early termination payment discussed below in Note 4 under "Termination of International Marketing Agreement") follows (in thousands):

                                                       YEAR ENDED SEPTEMBER 30
                                                       ------------------------
                                                        1997     1996    1995
                                                       ------- -------- -------
   Summary of expenses:
     Legal, accounting and professional fees.......... $   153 $  1,139 $   600
     Payroll related..................................   3,557    7,691   1,403
     Occupancy........................................   1,558    1,695     661
     Miscellaneous....................................   1,163      534     374
                                                       ------- -------- -------
                                                       $ 6,431 $ 11,059 $ 3,038
                                                       ======= ======== =======

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


4. TERMINATION OF INTERNATIONAL MARKETING AGREEMENT

  In June 1997, the Company entered into an agreement (the "Termination Agreement") with Sterling Software, terminating effective as of June 30, 1997 the International Distributor Agreement dated March 4, 1996, as amended (the "International Marketing Agreement"). Under the Termination Agreement, the Company acquired certain assets and assumed certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. The Company also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products.

  Under the terms of the Termination Agreement, the Company paid Sterling Software (i) $5,226,000 for early termination of the International Marketing Agreement and (ii) approximately $10,076,000, which amount was equal to the net book value of certain assets of Sterling Software acquired (principally accounts receivable) less certain liabilities assumed by the Company related to the international distribution of certain of the Company's products. In addition, the Company and Sterling Software entered into certain short-term transitional arrangements related to the use of certain facilities and certain administrative and other services.

  The Company has recorded the $5,226,000 payment and other costs, principally incurred to integrate the international distribution business formerly conducted by Sterling Software into the Company's operations, as reorganization costs in the accompanying statement of income for the year ended September 30, 1997.

  The components of the reorganization costs consist of:

   Early termination payment to Sterling Software.................. $ 5,226,000
   Transaction costs and professional fees.........................   3,100,000
   Severance and transition costs..................................   2,400,000
   Other...........................................................   5,084,000
                                                                    -----------
                                                                    $15,810,000
                                                                    ===========

  At September 30, 1997, approximately $8,991,000 of these costs remain in accounts payable and accrued liabilities and are expected to be disbursed during the first half of fiscal 1998.

5. BUSINESS COMBINATIONS

  In February 1997, the Company acquired for cash all of the outstanding stock of Comfirst S.A. ("Comfirst"), a Paris, France based provider of communication and file transfer software. The acquisition has been accounted for using the purchase method of accounting.

  In May 1997, the Company acquired Automated Catalogue Services L.P. ("ACS"), a provider of electronic product catalogs and information databases delivered via CD-ROM and the Internet. The aggregate purchase price was approximately $45,000,000 consisting of $28,800,000 in cash, 193,986 shares of Common Stock valued at approximately $5,000,000, and promissory notes due January 2, 1998 (the "Notes"), having an aggregate principal amount of approximately $11,200,000. The Notes were paid in full in July 1997. In addition, the Company incurred costs directly related to the acquisition of approximately $3,191,000. The acquisition has been accounted for using the purchase method of accounting.

  The excess of cost over net assets acquired in these two acquisitions is being amortized on a straight line basis over 7 and 10 years respectively. The effect of the acquisitions, individually and in the aggregate, was not material to the Company's results of operations for 1997.

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


6. LEGAL PROCEEDINGS AND CLAIMS

  From time to time the Company is subject to certain legal proceedings and claims which arise in the normal course of its business. Pending matters include claims against the Company involving alleged breaches of contract or other nonperformance with respect to customer sales, alleged employment discrimination and other matters. Such routine litigation matters are normally settled or defended, depending on the circumstances of each claim.

  Also, on February 20, 1997, David B. Shaev, who alleges he is a stockholder of the Company, filed a derivative action in the Chancery Court in the State of Delaware against the Company and each of the Company's directors, Sam Wyly, Charles J. Wyly, Jr., Evan A. Wyly, Sterling L. Williams, Warner C. Blow, Honor R. Hill and Robert E. Cook, alleging that such directors breached their fiduciary duties by approving grants of excessive stock options to the individual defendants. The plaintiff seeks rescission of such grants of stock options, injunctive relief prohibiting the exercise of the options, the award of damages to the Company and attorneys' fees and costs. The defendants have denied the allegations in the complaint and intend to vigorously defend this action.

  While any legal proceeding has elements of uncertainty, in the opinion of management, based on presently available information, the amount of any liability with respect to any existing claims, net of any applicable reserves and available insurance, will not have a material effect on the financial condition or results of operations of the Company.

7. MARKETABLE SECURITIES

  At September 30, 1997 and 1996, all of the Company's marketable securities were classified as available-for-sale and consist of the following (in thousands):

                                                           GROSS      GROSS
                                                         UNREALIZED UNREALIZED
                                   AGGREGATE  AMORTIZED   HOLDING    HOLDING
                                   FAIR VALUE COST BASIS   GAINS      LOSSES
                                   ---------- ---------- ---------- ----------
   SEPTEMBER 30, 1997
   Corporate commercial paper,
    scheduled maturities within
    one year.....................   $ 38,744   $ 38,744
   Corporate debt securities,
    scheduled maturities within
    one year.....................     33,839     33,816     $ 23
   Government obligations,
    scheduled maturities within
    one year.....................     75,588     75,503       94       $ 9
   Government obligations,
    scheduled maturities between
    one and five years...........     86,143     85,937      265        59
                                    --------   --------     ----       ---
                                    $234,314   $234,000     $382       $68
                                    ========   ========     ====       ===
   SEPTEMBER 30, 1996
   U.S. government obligations,
    scheduled maturity within one
    year.........................   $  9,678   $  9,652     $ 26
   U.S. government obligations,
    scheduled maturities between
    one and five years...........     11,525     11,463       62
                                    --------   --------     ----
                                    $ 21,203   $ 21,115     $ 88
                                    ========   ========     ====

  Government obligations are debt securities of states of the United States and political subdivisions of the states. In the table above, the Company has reflected debt securities whose issuers may call the debt prior to the scheduled maturity date as maturing on the earliest call date.

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


8. ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable consist of the following at September 30 (in thousands):

                                                                 1997    1996
                                                               -------- -------
   Trade accounts receivable.................................. $108,481 $63,708
   Less: Allowance for doubtful accounts......................    4,789   2,416
                                                               -------- -------
                                                               $103,692 $61,292
                                                               ======== =======

  The Company's accounts receivable are due principally from corporations in diverse industries located in North America and Europe and are generally unsecured.

9. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at September 30 (in thousands):

                                                                 1997    1996
                                                               -------- -------
   Computer and peripheral equipment.......................... $ 82,690 $57,231
   Furniture, fixtures and other equipment....................    9,471   6,693
   Building improvements......................................   10,548   6,302
                                                               -------- -------
                                                                102,709  70,226
   Less accumulated depreciation..............................   42,986  27,027
                                                               -------- -------
                                                               $ 59,723 $43,199
                                                               ======== =======

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                 1997    1996
                                                                ------- -------
   Trade accounts payable...................................... $19,092 $12,323
   Accrued compensation........................................  22,899  16,945
   Accrued reorganization costs................................   8,991
   Other accrued liabilities...................................   6,415   5,049
                                                                ------- -------
                                                                $57,397 $34,317
                                                                ======= =======

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


11. INCOME TAXES

  The provision for income taxes is composed of the following (in thousands):

                                                       YEARS ENDED SEPTEMBER 30
                                                       -------------------------
                                                         1997     1996    1995
                                                       --------  ------- -------
   Current:
     Foreign.......................................... $    436  $   176
     Federal..........................................   41,547   26,225 $19,147
     State............................................    7,443    5,867   4,936
   Deferred:
     Federal..........................................  (13,174)   4,975   3,970
     State............................................   (2,412)     787     567
                                                       --------  ------- -------
                                                       $ 33,840  $38,030 $28,620
                                                       ========  ======= =======

  The provision for income taxes differs from the income taxes computed at the federal income tax statutory rate for the following reasons (in thousands):

                                                    YEARS ENDED SEPTEMBER 30
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  -------- --------
   Tax expense at U.S. federal statutory rate..... $ 31,249  $ 33,748 $ 25,043
   State income taxes, net of federal benefit.....    3,384     4,223    3,577
   Other..........................................     (793)       59
                                                   --------  -------- --------
                                                   $ 33,840  $ 38,030 $ 28,620
                                                   ========  ======== ========

  The Company's income tax payments have been reduced and paid in capital has been increased by approximately $1,200,000 due to income tax deductions for employee compensation income associated with certain transactions, including the exercise of stock options to purchase shares of the Company's Common Stock.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability as of September 30 are as follows (in thousands):

                                                     YEARS ENDED SEPTEMBER 30
                                                     -------------------------
                                                         1997         1996
                                                     ------------ ------------
   Deferred current income tax assets:
     Deferred revenue............................... $      1,301 $        362
     Reserves and restructuring accruals............        9,130        2,725
                                                     ------------ ------------
                                                           10,431        3,087
                                                     ------------ ------------
   Deferred non-current income tax assets:
     Deferred revenue...............................        1,241
     Accrued employee benefits......................        1,257
                                                     ------------
                                                            2,498
                                                     ------------
   Deferred non-current income tax liabilities:
     Capitalized software costs.....................       13,536       15,214
     Depreciation and amortization..................        2,554        7,921
                                                     ------------ ------------
                                                           16,090       23,135
                                                     ------------ ------------
   Deferred income tax liability net of deferred
    income tax assets............................... $      3,161 $     20,048
                                                     ============ ============

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


12. COMMITMENTS

 Lease Obligations

  The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1997, 1996 and 1995 was $17,252,000, $10,000,000, and $7,537,000, respectively. At September 30, 1997, minimum future rental payments due under all operating leases, net of future sublease income, are as follows (in thousands):

            1998................................. $15,480
            1999.................................  12,002
            2000.................................  11,058
            2001.................................   9,305
            2002.................................   6,712
            Thereafter...........................  27,945

 Credit Agreement

  The Company maintains a Revolving Credit and Term Loan Agreement, as amended, (the "Credit Agreement"), which provides for a domestic borrowing capacity of $20,000,000 and an additional $10,000,000 international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with final maturity October 1, 1999, is unsecured and contains various restrictive covenants, including limitations on additional borrowings, payment of cash dividends and acquisitions. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent ( 1/2%) or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent ( 1/2%). As of September 30, 1997 there were no amounts borrowed or outstanding under the Credit Agreement, nor the underlying letter of credit facility.

13. PREFERRED STOCK

  The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"). The Board of Directors of the Company has authorized the issuance of up to 1,500,000 shares of Preferred Stock, designated as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock") pursuant to the terms of the Rights Agreement, dated as of December 18, 1996 (the "Rights Plan") (Note 14). The Board of Directors of the Company is also authorized, without action by the stockholders, to issue Preferred Stock and fix for each series the number of shares, designation, dividend rights, voting rights, redemption rights, and other rights.

14. RIGHTS PLAN

  On December 18, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each share of Common Stock outstanding at the close of business on December 31, 1996 (the "Record Date"), pursuant to the terms of the Rights Plan. The Rights Plan also provides, subject to specified exceptions and limitations, that shares of Common Stock issued after the Record Date will be entitled to and accompanied by Rights. Pursuant to the Rights Plan, one Right to purchase 1/100th of a share of Series A Junior Preferred Stock (structured so as to be substantially the equivalent of a share of Common Stock) is attached to each issued and outstanding share of Common Stock. Subject to certain conditions, each Right entitles the holder to purchase 1/100th of a share of Series A Junior Preferred Stock at a price (the "Purchase Price") of $200.00 per 1/100th of a share of Series A Junior Preferred Stock (subject to adjustment).

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


  In general, the Rights will not become exercisable, or transferable apart from the shares of Common Stock, unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 15% or more of the outstanding shares of Common Stock (any such person or group of persons being referred to in the Rights Plan as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock (or, in certain circumstances, the common stock of a company into which the Company is merged or consolidated or to which the Company sells all or substantially all of its assets) having a market value equal to two times the Purchase Price. The Rights will expire on December 31, 2006, unless earlier redeemed by the Company at a redemption price of $.01 per Right (subject to adjustment), or otherwise exchanged or amended in accordance with the terms of the Rights Plan.

15. STOCK OPTIONS

  The Company has a stock option plan that provides for the grant of options to purchase shares of Common Stock by officers, directors, key employees and advisors. All option grants were made at the fair market value of the Common Stock at the date of the grant. Options granted pursuant to the plan generally become exercisable at a rate of 25% per year or become exercisable immediately or within one year from the date of grant. Options granted pursuant to the plan generally expire five or ten years from the date of grant.

  Stock option transactions are summarized below for the two years ended September 30, 1997:

                                       1997                    1996
                              ----------------------- -----------------------
                                         WEIGHTED-               WEIGHTED-
                              SHARES      AVERAGE     SHARES      AVERAGE
                              (000'S)  EXERCISE PRICE (000'S)  EXERCISE PRICE
                              -------  -------------- -------  --------------
   Outstanding at beginning
    of year.................. 12,252        $24
     Granted.................  5,640        $27       12,285        $24
     Exercised...............    (75)       $24
     Canceled................    (90)       $26          (33)       $24
                              ------                  ------
   Outstanding at end of
    year..................... 17,727        $26       12,252        $24
                              ======                  ======
   Options exercisable at
    year-end.................  1,000        $24

  The following table summarizes information about stock options outstanding at September 30, 1997:

                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     ------------------------------------------- --------------------------
                       NUMBER    WEIGHTED-AVERAGE   WEIGHTED-      NUMBER      WEIGHTED-
      RANGE OF       OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
   EXERCISE PRICES     (000'S)   CONTRACTUAL LIFE EXERCISE PRICE   (000'S)   EXERCISE PRICE
   ---------------   ----------- ---------------- -------------- ----------- --------------
         $24
          to
         $26           16,212          7.8             $24          1,000         $24
         $29
          to
         $31              581          4.8             $29
         $32
          to
         $44              934          5.4             $33
                       ------                                       -----
         $24
          to
         $44           17,727          7.7             $26          1,000         $24
                       ======                                       =====

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS No. 123") requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options under the fair value method as set forth in FAS No. 123.

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


  The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 4.8% to 6.7%; stock price volatility factors of 0.368% and 0.368%; and expected option lives of 1 year to 5 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because, among other things, changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                                                1997    1996
                                                               ------- -------
   Net income:
     As reported.............................................. $55,444 $58,392
     Pro forma................................................  10,570  40,600
   Primary earnings per share:
     As reported..............................................     .64     .77
     Pro forma................................................     .12     .54
   Fully diluted earnings per share:
     As reported..............................................     .64     .77
     Pro forma................................................     .12     .54
   Weighted-average fair value of options granted during the
    year...................................................... $  8.45 $  7.41

16. DEFINED CONTRIBUTION PLAN

  Prior to October 1, 1996, the Company participated in Sterling Software's plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the "Software Plan") for all full-time employees and for part-time employees that have completed a specified term of service. Pursuant to the Software Plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company contributed additional amounts, as provided by the Software Plan. Company contributions charged to expense during 1996 and 1995 were $2,035,000 and $930,000, respectively.

  Effective September 30, 1996, the Company ceased participating in the Software Plan. The Company established a plan with similar attributes (the "Commerce Plan") effective October 1, 1996. The portion of the Commerce Plan consisting of the Company's contribution has been designated as an employee stock ownership plan. One half of the Company's contributions are invested in Common Stock. The Company's pro-rata share of the assets of the Software Plan were transferred to the Commerce Plan. Company contributions charged to expense during 1997 were $1,951,000.

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


17. CHANGE-IN-CONTROL AND SEVERANCE AGREEMENTS

  As of September 30, 1997, the Company had change-in-control agreements with 17 executive and other officers that grant the right to receive payments based on the individual's respective salary, bonus and benefits in the event a change in control (as defined) of the Company occurs and a covered officer's employment is terminated. The change-in-control agreements further provide that the Company will make certain payments to the officer to compensate such officer for the economic effect of the individual's liability to pay excise taxes to the extent such payments received by such officer, pursuant to the change-in-control agreements, stock option agreements or otherwise, are considered contingent on a change in ownership or control under Section 280G of the Internal Revenue Code (a "Tax Payment"). Based on certain assumptions, at September 30, 1997, the maximum liability for salaries, bonuses, benefits and Tax Payments under these agreements was estimated to be approximately $31,000,000. The actual liability, if any, under these agreements will depend on a number of factors, including the level of salaries, bonuses and benefits being received by the covered officers prior to a change in control and the price at which any change-in-control transaction occurs.

  As of September 30, 1997, the Company had entered into severance agreements with 16 executive and other officers of the Company providing for payments based on the individual officer's salary and bonus and continuation of benefits. In addition, the Company has entered into an agreement with another officer that provides for an annual base salary plus agreed-upon bonuses or benefits and converts to a seven-year consulting agreement upon the occurrence of certain events. At September 30, 1997, the maximum estimated liability for future salaries, bonuses and benefits under these agreements was estimated to be approximately $20,000,000.

                            STERLING COMMERCE, INC.

                       SEPTEMBER 30, 1997, 1996 AND 1995


18. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The Company's consolidated operating results for each quarter of 1997 and 1996 are summarized as follows (in thousands):

                                               THREE MONTHS ENDED
                                    ------------------------------------------
                                    DECEMBER 31 MARCH 31 JUNE 30  SEPTEMBER 30
                                    ----------- -------- -------  ------------
   Year ended September 30, 1997:
     Revenue.......................   $74,769   $79,534  $87,798    $108,496
     Cost of sales.................    15,735    16,392   18,073      20,415
     Product development and
      enhancement..................     5,071     6,191    7,147       6,444
     Selling, general and
      administrative...............    28,950    29,371   32,484      44,044
     Income (loss) before other
      income and income taxes(1)...    25,013    27,580  (17,595)     37,593
                                      -------   -------  -------    --------
     Net income (loss).............   $16,060   $18,817  $(7,476)   $ 28,043
                                      =======   =======  =======    ========
     Earnings (loss) per share:
       Primary.....................   $  0.21   $  0.23  $ (0.08)   $   0.30
                                      =======   =======  =======    ========
       Fully diluted...............   $  0.21   $  0.23  $ (0.08)   $   0.30
                                      =======   =======  =======    ========
   Year ended September 30, 1996:
     Revenue.......................   $56,150   $62,076  $69,225    $ 80,322
     Cost of sales.................    11,916    13,336   13,695      15,471
     Product development and
      enhancement..................     3,288     3,777    4,187       4,301
     Selling, general and
      administrative...............    20,255    22,904   27,684      31,754
     Income before other expense
      and income taxes.............    20,691    22,059   23,659      28,796
                                      -------   -------  -------    --------
     Net income....................   $12,289   $13,235  $14,750    $ 18,118
                                      =======   =======  =======    ========
     Earnings per share:
       Pro forma(2)................   $  0.17
                                      =======
       Primary.....................             $  0.18  $  0.19    $   0.24
                                                =======  =======    ========
       Fully diluted...............             $  0.18  $  0.19    $   0.24
                                                =======  =======    ========

--------
(1) Net of $31,879,000 of purchased in-process research and development and $15,810,000 of reorganization costs charged to expense in the quarter ended June 30, 1997.
(2) Assumes that 73,200,000 shares of Common Stock were outstanding during the entire period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item 10 concerning the directors of the Company is set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1998 Annual Meeting of Stockholders, under the heading "Proposal I--Election of Directors," which information is incorporated herein by reference. Information concerning compliance with Section 16 of the Securities Act of 1934, as amended, by persons subject to such Section is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this Item 11 concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation--Report of the Executive and Option Committees on Executive Compensation" and "Stock Performance Chart" is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item 12 concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item 13 concerning certain relationships and related transactions is set forth in the Proxy Statement under the headings "Management Compensation--Executive and Stock Option Committee Interlocks and Insider Participation" and "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Annual Report on Form 10-K.

    1. Consolidated Financial Statements:

      See Index to Consolidated Financial Statements at Item 8.

    2. Consolidated Financial Statement Schedules:

      Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1997, 1996 and 1995

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3. Exhibits

   EXHIBIT
     NO.                                DESCRIPTION
   -------                              -----------
     3.1   Third Amended and Restated Certificate of Incorporation of the
           Company, as amended(1)
     3.2   Amended and Restated Bylaws of the Company(2)
     4.1   Rights Agreement dated December 18, 1996 by and between the Company and The First National Bank of Boston, as Rights Agent(3)
    10.1   International Marketing Agreement dated March 4, 1996 between
           Sterling Commerce International, Inc. and Sterling Software
           International, Inc., as amended by Amendment No. 1 to the
           International Distributor Agreement dated as of January 31, 1997 between Sterling Commerce B.V. and Sterling Software International,
           Inc.(4),(5)
    10.2   Termination Agreement dated June 30, 1997 between Sterling Commerce
           B.V. and Sterling Software International, Inc.(6)
    10.3   Tax Allocation Agreement dated March 4, 1996 between the Company and
           Sterling Software(2)
    10.4   Indemnification Agreement dated March 4, 1996 between the Company and Sterling Software(4)
    10.5   Master Software License Agreement dated March 4, 1996 among the
           Company, Sterling Software and their respective subsidiaries parties thereto(4)
    10.6   Data Processing Agreement dated March 13, 1996 between the Company and Sterling Software(2)
    10.7   Agreement dated as of September 19, 1996 by the Company for the benefit of Sterling Software(7)
    10.8   Form of Indemnification Agreement between the Company and each of its officers and directors(2),(8)
    10.9   Form of Director Agreement dated as of January 27, 1997 between the
           Company and each of Sam Wyly and Charles J. Wyly, Jr.(5),(8)
    10.10  Agreement dated February 12, 1996 between the Company and Sterling
           L. Williams, as amended by Amendment to Agreement dated as of
           December 1, 1996(4),(5),(8)
    10.11  Form of Change-in-Control Severance Agreement dated as of February
           12, 1996 between the Company and each of Sterling L. Williams,
           Warner C. Blow, Jeannette P. Meier, Paul L.H. Olson, Stephen R.
           Perkins and certain other executive officers and directors of the
           Company(4),(8)
    10.12  Forms of Severance Agreements dated as of February 12, 1996 between the Company and each of Warner C. Blow, Jeannette P. Meier, Paul
           L.H. Olson, Stephen R. Perkins and certain other executive officers and directors of the Company (other than Sterling L.
           Williams)(4),(8)
    10.13  Supplemental Executive Retirement Plan(8),(11)

   EXHIBIT
     NO.                                DESCRIPTION
   -------                              -----------
    10.14  Sterling Commerce, Inc. Amended and Restated 1996 Stock Option
           Plan(8),(9)
    10.15  Sterling Commerce, Inc. Deferred Compensation Plan, as amended by
           Amendment to Deferred Compensation Plan dated as of October 30,
           1997(8),(10),(11)
    10.16  Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First National Bank of Boston, as agent, and Bank One, Texas, National Association, as amended by Amendment and Modification Agreement to the Revolving Credit and Term Loan
           Agreement(7),(9)
    11.1   Computation of Earnings Per Share, Year Ended September 30, 1997(11)
    21.1   Subsidiaries of the Company(11)
    23.1   Consent of Ernst & Young LLP(11)
    27.1   Financial Data Schedule(11)

--------
 (1) Previously filed as an exhibit to the Company's Registration Statement No. 333-20565 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1997 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1996 and incorporated herein by reference.
 (8) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
 (9) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 333-37523 and incorporated herein by reference.
(11) Filed herewith.

  (b) Reports on Form 8-K.

    During the three-month period ended September 30, 1997, the Company filed a Current Report on Form 8-K. The report, dated June 30, 1997, included information requested under Item 5--Other Events.

  (c) Exhibits.

    The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) Financial Statement Schedules.

    The response to this portion of Item 14 is submitted as a separate section of this report.

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

Date: November 18, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


November 18,                                     /s/ Sterling L. Williams
1997                                      By __________________________________
                                                   STERLING L. WILLIAMS
                                            Chairman of the Board and Director

November 18,                                        /s/ Warner C. Blow
1997                                      By __________________________________
                                                      WARNER C. BLOW
                                               President and Chief Executive
                                              Officer and Director (Principal
                                                    Executive Officer)

November 18,                                     /s/ Charles J. Wyly, Jr.
1997                                      By __________________________________
                                                   CHARLES J. WYLY, JR.
                                                         Director

November 18,                                           /s/ Sam Wyly
1997                                      By __________________________________
                                                         SAM WYLY
                                                         Director

November 18,                                         /s/ Evan A. Wyly
1997                                      By __________________________________
                                                       EVAN A. WYLY
                                                         Director

November 18,                                         /s/ Honor R. Hill
1997                                      By __________________________________
                                                       HONOR R. HILL
                                                         Director

November 18,                                        /s/ Robert E. Cook
1997                                      By __________________________________
                                                      ROBERT E. COOK
                                                         Director

November 18,                                       /s/ Steven P. Shiflet
1997                                      By __________________________________
                                                     STEVEN P. SHIFLET
                                             Senior Vice President, and Chief
                                               Financial Officer (Principal
                                             Financial and Accounting Officer)

                                                                     SCHEDULE II

                            STERLING COMMERCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                            BALANCE AT CHARGED TO                  BALANCE AT
                            BEGINNING  COSTS AND    DEDUCTIONS -     END OF
                            OF PERIOD   EXPENSES      DESCRIBE       PERIOD
                            ---------- ----------  --------------  ----------
Allowance for doubtful
 accounts at September 30,
 1997...................... $2,416,000 $3,567,000  $(1,194,000)(1) $4,789,000
                            ========== ==========  ==============  ==========
Allowance for doubtful
 accounts at September 30,
 1996...................... $2,000,000 $1,068,000  $  (652,000)(1) $2,416,000
                            ========== ==========  ==============  ==========
Allowance for doubtful
 accounts at September 30,
 1995...................... $2,830,000 $ (466,000) $  (364,000)(1) $2,000,000
                            ========== ==========  ==============  ==========

--------
(1) Accounts written off.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  3.1    Third Amended and Restated Certificate of Incorporation of the
         Company, as amended(1)
  3.2    Amended and Restated Bylaws of the Company(2)
  4.1    Rights Agreement dated December 18, 1996 by and between the Company and The First National Bank of Boston, as Rights Agent(3)
 10.1    International Marketing Agreement dated March 4, 1996 between Sterling
         Commerce International, Inc. and Sterling Software International,
         Inc., as amended by Amendment No. 1 to the International Distributor
         Agreement dated as of January 31, 1997 between Sterling Commerce B.V.
         and Sterling Software International, Inc.(4), (5)
 10.2    Termination Agreement dated June 30, 1997 between Sterling Commerce
         B.V. and Sterling Software International, Inc.(6)
 10.3    Tax Allocation Agreement dated March 4, 1996 between the Company and
         Sterling Software(2)
 10.4    Indemnification Agreement dated March 4, 1996 between the Company and
         Sterling Software(4)
 10.5    Master Software License Agreement dated March 4, 1996 among the
         Company, Sterling Software and their respective subsidiaries parties thereto(4)
 10.6    Data Processing Agreement dated March 13, 1996 between the Company and
         Sterling Software(2)
 10.7    Agreement dated as of September 19, 1996 by the Company for the benefit of Sterling Software(7)
 10.8    Form of Indemnification Agreement between the Company and each of its officers and directors(2), (8)
 10.9    Form of Director Agreement dated as of January 27, 1997 between the
         Company and each of Sam Wyly and Charles J. Wyly, Jr.(5), (8)
 10.10   Agreement dated February 12, 1996 between the Company and Sterling L.
         Williams, as amended by Amendment to Agreement dated as of December 1,
         1996(4), (5), (8)
 10.11   Form of Change-in-Control Severance Agreement dated as of February 12,
         1996 between the Company and each of Sterling L. Williams, Warner C.
         Blow, Jeannette P. Meier, Paul L.H. Olson, Stephen R. Perkins and
         certain other executive officers anddirectors of the Company(4), (8)
 10.12   Forms of Severance Agreements dated as of February 12, 1996 between the Company and each of Warner C. Blow, Jeannette P. Meier, Paul L.H.
         Olson, Stephen R. Perkins and certain other executive officers and directors of the Company (other thanSterling L. Williams)(4), (8)
 10.13   Supplemental Executive Retirement Plan(8), (11)
 10.14   Sterling Commerce, Inc. Amended and Restated 1996 Stock Option
         Plan(8), (9)
 10.15   Sterling Commerce, Inc. Deferred Compensation Plan, as amended by
         Amendment to Deferred Compensation Plan dated as of October 30,
         1997(8), (10), (11)
 10.16   Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First National Bank of Boston, as agent, and
         Bank One, Texas, National Association, as amended by Amendment and
         Modification Agreement to the RevolvingCredit and Term Loan
         Agreement(7), (9)
 11.1    Computation of Earnings Per Share, Year Ended September 30, 1997(11)
 21.1    Subsidiaries of the Company(11)
 23.1    Consent of Ernst & Young LLP(11)
 27.1    Financial Data Schedule(11)

--------
(1) Previously filed as an exhibit to the Company's Registration Statement No. 333-20565 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1997 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1996 and incorporated herein by reference.
(8) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.
(9) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Registration Statement No. 333-37523 and incorporated herein by reference.
(11) Filed herewith.