Form 10-Q
period 1997-12-31
STERLING COMMERCE INC
filed 1998-02-10
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

       (Mark One)
           (X)      Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934



                    For the quarterly period ended December 31, 1997

                                      or

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



                Yes    X                  No
                      ---                      ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Title                 Shares Outstanding as of February 6, 1998
     ----------------------------    -----------------------------------------
     Common Stock, $.01 par value                    89,959,111

                        PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Sterling Commerce, Inc. Consolidated Balance Sheets at December 31, 1997 and
  September 30, 1997........................................................  3

Sterling Commerce, Inc. Consolidated Statements of Income for the Three
  Months Ended December 31, 1997 and 1996...................................  4

Sterling Commerce, Inc. Consolidated Statements of Stockholders' Equity for
  the Three Months Ended December 31, 1997 and 1996.........................  5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the Three
  Months Ended December 31, 1997 and 1996...................................  6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements..........  7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS..................................................... 10




                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................. 14

                            STERLING COMMERCE, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)


                                  A S S E T S
                                                                                  DECEMBER 31     SEPTEMBER 30
                                                                                      1997            1997
                                                                                  -----------     ------------
Current assets:
 Cash and cash equivalents...................................................       $254,076        $250,348
 Marketable securities.......................................................        256,188         234,314
 Accounts and notes receivable, net..........................................        115,882         103,692
 Deferred income taxes.......................................................         10,931          10,431
 Prepaid expenses and other current assets...................................         13,680          16,332
                                                                                    --------        --------
   Total current assets......................................................        650,757         615,117

Property and equipment, net of accumulated depreciation of $48,205 at
 December 31, 1997 and $42,986 at September 30, 1997.........................         63,773          59,723

Computer software, net of accumulated amortization of $54,898 at
 December 31, 1997 and $51,306 at September 30, 1997.........................         49,078          48,163

Excess cost over net assets acquired, net of accumulated amortization of
 $4,548 at December 31, 1997 and $4,212 at September 30, 1997................         16,463          17,156

Other assets.................................................................          8,100           8,407
                                                                                    --------        --------
                                                                                    $788,171        $748,566
                                                                                    ========        ========

       L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities....................................        $55,102         $57,397
 Income taxes payable........................................................         14,724           5,919
 Deferred revenue............................................................         60,762          60,000
                                                                                    --------        --------
   Total current liabilities.................................................        130,588         123,316

Deferred income taxes........................................................         16,233          13,592
Other noncurrent liabilities.................................................         10,571          10,796

Stockholders' equity:
 Preferred stock, $.01 par value; 50,000,000 shares authorized; no shares issued and outstanding.....................................................
 Common stock, $.01 par value; 150,000,000 shares authorized; 89,860,000 and
  89,644,000 shares issued and outstanding at December 31 and September 30,
  1997, respectively.........................................................            899             896
 Additional paid-in capital..................................................        512,081         505,855
 Retained earnings...........................................................        117,799          94,111
                                                                                    --------        --------
   Total stockholders' equity................................................        630,779         600,862
                                                                                    --------        --------
                                                                                    $788,171        $748,566
                                                                                    ========        ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                        THREE MONTHS
                                                      ENDED DECEMBER 31
                                                 --------------------------
                                                   1997              1996
                                                 --------          --------
Revenue:
 Products......................................   $39,882           $22,189
 Product support...............................    21,994            15,549
 Services......................................    44,407            32,417
 Royalties from Sterling Software..............                       4,614
                                                 --------          --------
                                                  106,283            74,769

Costs and expenses:
 Cost of sales:
  Products and product support.................     9,356             7,992
  Services.....................................    11,105             7,743
                                                 --------          --------
                                                   20,461            15,735
 Product development and enhancement...........     7,648             5,071
 Selling, general and administrative...........    45,577            28,950
                                                 --------          --------
                                                   73,686            49,756

Income before other income and income taxes....    32,597            25,013

Other income...................................     5,744             1,058
                                                 --------          --------

Income before income taxes.....................    38,341            26,071
Provision for income taxes.....................    14,138            10,011
                                                 --------          --------
Net income.....................................   $24,203           $16,060
                                                 ========          ========

Income per common share:
 Net income:
  Basic........................................     $0.27             $0.21
                                                 ========          ========
  Diluted......................................     $0.26             $0.21
                                                 ========          ========

Weighted average common shares outstanding.....    89,752            75,000
                                                 ========          ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                  COMMON STOCK
                                            -----------------------
                                              NUMBER                     ADDITIONAL                         TOTAL
                                                OF           PAR          PAID-IN          RETAINED     STOCKHOLDERS'
                                              SHARES        VALUE         CAPITAL          EARNINGS        EQUITY
                                            ---------     ---------      ----------        --------     -------------
Balance at September 30, 1996.........        75,000          $750         $98,111          $39,326         $138,187
 Net income...........................                                                       16,060           16,060
 Other................................                                        (331)             (53)            (384)
                                            ---------     ---------      ----------        --------     -------------
Balance at December 31, 1996..........        75,000          $750         $97,780          $55,333         $153,863
                                            =========     =========      ==========        ========     =============

Balance at September 30, 1997.........        89,644          $896        $505,855          $94,111         $600,862
 Issuance of common stock pursuant
  to stock options including tax
  benefit of $947.....................           216             3           6,226                             6,229
 Net income...........................                                                       24,203           24,203
 Other................................                                                         (515)            (515)
                                            ---------     ---------      ----------        --------     -------------
Balance at December 31, 1997..........        89,860          $899        $512,081         $117,799         $630,779
                                            =========     =========      ==========        ========     =============




                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                               THREE MONTHS
                                                                                             ENDED DECEMBER 31
                                                                                       -----------------------------
                                                                                          1997               1996
                                                                                       ----------         ----------
Operating activities:
 Net income..................................................................            $24,203            $16,060

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................              9,410              6,747
   Provision for losses on accounts receivable...............................                860                743
   Provision for deferred income taxes.......................................              2,141                865
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts and notes receivable...................            (12,938)               366
      Decrease in amounts due from Sterling Software.........................                                32,084
      (Increase) decrease in prepaids and other assets.......................              3,430             (2,279)
      Increase in accounts payable, accrued liabilities and income taxes
       payable...............................................................              6,510              3,713
      Increase (decrease) in deferred revenue................................                762             (1,355)
      Other..................................................................               (225)                18
                                                                                       ----------         ----------
       Net cash provided by operating activities.............................             34,153             56,962

Investing activities:
 Purchases of property and equipment.........................................            (10,040)            (7,584)
 Purchases and capitalized cost of development of computer software..........             (4,225)            (3,257)
 Maturities (purchases) of investments, net..................................            (21,874)            10,003
                                                                                       ----------         ----------
       Net cash used in investing activities.................................            (36,139)              (838)

Financing activities:
 Proceeds from stock issuances...............................................              6,229
 Other.......................................................................               (515)              (548)
                                                                                       ----------         ----------
       Net cash (used in)  provided by financing activities..................              5,714               (548)

Increase in cash and cash equivalents........................................              3,728             55,576

Cash and cash equivalents at beginning of period.............................            250,348             23,484
                                                                                       ----------         ----------
Cash and cash equivalents at end of period...................................           $254,076            $79,060
                                                                                       ==========         ==========




                            See accompanying notes.

                            STERLING COMMERCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation


     The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its wholly owned subsidiaries (collectively the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to December 31, 1997 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

     Revenue

     Revenue from license fees for software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as products are delivered. Services revenue and revenue from products involving installation or other services are recognized as the services are performed. Royalties revenue represents royalties earned from Sterling Software, Inc. ("Sterling Software") which acted as the exclusive distributor of certain of the Company's products outside of the United States and Canada prior to June 30, 1997 (see Note 3).

     Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been restated to conform with the requirements of FAS 128.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                            THREE MONTHS               THREE MONTHS
                                                               ENDED                      ENDED
                                                            DECEMBER 31,               DECEMBER 31,
                                                                1997                       1996
                                                            ------------               ------------
Basic:
Average shares outstanding............................          89,752                     75,000
                                                            ============               ============

Net income............................................          24,203                     16,060
                                                            ============               ============

Per share amount......................................           $0.27                      $0.21
                                                            ============               ============

Diluted:
Average shares outstanding............................          89,752                     75,000
Net effect of dilutive stock options..................           3,248                      1,855
                                                            ------------               ------------
Total.................................................          93,000                     76,855
                                                            ============               ============

Net income............................................          24,203                     16,060
                                                            ============               ============

Per share amount......................................           $0.26                      $0.21
                                                            ============               ============


2.   UNAUDITED INTERIM FINANCIAL STATEMENTS


     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position and results of operations for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The information included in this report should be read in conjunction with the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.


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


Termination of International Marketing Agreement


     In contemplation of the Offering, the Company entered into an International Distributor Agreement dated March 4, 1996 (as amended, the "International Marketing Agreement") with Sterling Software pursuant to which Sterling Software acted as the exclusive distributor of certain of the Company's products in markets outside the United States and Canada. In June 1997, the Company entered into an agreement (the "Termination Agreement") with Sterling Software terminating effective as of June 30, 1997, the International Marketing Agreement. Under the Termination Agreement, the Company also acquired certain assets and assumed certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. The Company also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products. Under the terms of the Termination Agreement, the Company (i) paid Sterling Software $5,226,000 for the early termination of the International Marketing Agreement, (ii) paid Sterling Software approximately $10,076,000, which amount was equal to the net book value of certain assets acquired from Sterling Software (principally accounts receivable) and (iii) assumed certain liabilities related to the international distribution of certain of the Company's products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


  Total revenue increased $31,514,000 or 42% in the first quarter of fiscal 1998 over the same period in fiscal 1997. Products revenue increased $17,693,000 or 80%, product support revenue increased $6,445,000 or 41% and services revenue increased $11,990,000 or 37%. The increases in products and product support revenues were primarily due to increased licenses of communications and electronic commerce translation and message management software products. In addition, as a result of the termination of the International Marketing Agreement in June 1997 (see Note 3 of consolidated financial statements), the Company received 100% of the revenues from the licensing of these products outside of the United States and Canada in the first quarter of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. The increase in services revenue was primarily from growth in existing commerce services customer volume, the addition of new customers and additional revenues from electronic product catalogs and information databases resulting from the Company's acquisition of Automated Catalogue Services L.P. in May 1997.

  The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and electronic commerce services agreements cancelable upon 30 days notice. The Company includes the entire portion of the recognized revenue from commerce services agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $12,809,000 or 28% in the first quarter of fiscal 1998 over the first quarter of fiscal 1997 and represented 55% of total revenue in the first quarter of fiscal 1998 compared to 62% in the same period of the prior year. The decrease in the relative percentage is due primarily to the Company receiving 100% of the revenues from the licensing of products outside the United States and Canada in the first quarter of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. For the three months ended December 31, 1997, 56% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, as compared to 53% for the three months ended December 31, 1996. The Company's revenue from outside the United States represented 22% of total revenue in the first quarter of fiscal 1998 as compared to 12% for the same period of fiscal 1997. The increase is primarily due to an increase in international licenses of communications and electronic commerce translation and message management software products as well as to the termination of the International Marketing Agreement.

  Total costs and expenses increased $23,930,000 or 48% on revenue growth of 42%. The percentage increase in total costs and expenses is primarily due to a 57% increase in selling, general and administrative costs, a 30% increase in cost of sales and to a lesser extent a 51% increase in product development and enhancement expense.

  Total cost of sales in the first quarter of fiscal 1998 increased $4,726,000 or 30% when compared with the same period last year. Cost of sales for products and product support increased $1,364,000 or 17% due to increased costs to support expanding software licenses, a larger installed customer base and higher amortization costs of capitalized development of software products. Cost of sales for services increased $3,362,000 or 43% due to higher network services costs to support a growing customer base and greater customer volume, as well as additional costs associated with providing electronic product catalogs and information databases. Cost of sales includes $6,336,000 and $4,976,000 of depreciation and amortization for the first quarters of fiscal 1998 and fiscal 1997, respectively.

  Product development and enhancement expense for the first quarter of fiscal 1998 of $7,648,000, net of $3,903,000 capitalized pursuant to FAS No. 86, increased $2,577,000 or 51% compared to product development and enhancement expense of $5,071,000, net of $3,232,000 capitalized for the first quarter of fiscal 1997. The increase was primarily due to the higher gross product development expense relating to products under development during the first quarter of fiscal 1998. Total capitalized costs represented 34% and 39% of total development and enhancement expense for the quarters ended December 31, 1997 and 1996, respectively. Product development expense and the capitalization rates fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expense increased $16,627,000 or 57% when compared with the same period of last year primarily due to an increase in sales, marketing and administrative support activities needed to support the domestic revenue growth and also due to an increase in such activities to support the Company's direct operations outside the United States and Canada following the termination of the International Marketing Agreement in June 1997.

  Income before other income and income taxes was $32,597,000 for the first quarter of fiscal 1998 as compared to income before other income and income taxes of $25,013,000 for the same period of fiscal 1997 due to the $31,514,000 increase in revenues offset by the $23,930,000 increase in total costs. Other income increased $4,686,000 in the first quarter of fiscal 1998 over the same period of fiscal 1997 primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities.

  Provision for income taxes increased $4,127,000 for the first quarter of fiscal 1998 over the same period of fiscal 1997 primarily due to the increase in income before taxes for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $520,169,000 of working capital at December 31, 1997, including $254,076,000 of cash and cash equivalents and $256,188,000 of marketable securities. Days sales outstanding, measured on a quarterly basis, increased to 98 days for the quarter ended

December 31, 1997, compared with 86 days for the quarter ended September 30, 1997. The increase was due to the increase in revenues and resulting accounts receivable primarily from customers outside the United States and Canada due to the termination of the International Marketing Agreement.

     Net cash flows from operations decreased $22,809,000 to $34,153,000 in the first three months of fiscal 1998 as compared to the first three months of fiscal 1997 primarily due to collection of amounts due from Sterling Software in the first quarter of fiscal 1997. Excluding this one-time collection, net cash flow from operations increased $9,275,000 primarily as a result of higher operating profits and non-cash charges and increases in accounts payable, accrued liabilities and income taxes, partially offset by an increase in accounts receivable. A portion of the Company's cash flow from operations during the first quarters of fiscal 1998 and 1997 was used to fund software additions and capital expenditures. Property and equipment purchases of $10,040,000 in the first quarter of fiscal 1998, as compared to $7,584,000 in the same period of fiscal 1997, included purchases made for equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue. Software expenditures in the first quarter of fiscal 1998 were $4,225,000 compared to $3,257,000 of software expenditures in the same quarter of the prior year. The expenditures during the first quarter of fiscal 1998 were primarily for new products and enhancements of existing products.

   The Company maintains a Revolving Credit and Term Loan Agreement ("Credit Agreement") which provides for a domestic borrowing capacity of $20,000,000 and an additional $10,000,000 international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with a stated maturity of October 1, 1999, is unsecured and contains various restrictive covenants including restrictions on certain additional borrowings, payment of cash dividends and certain acquisitions without the lender's consent. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent. There were no amounts borrowed under the Credit Agreement as of December 31, 1997.

   At December 31, 1997, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company presently intends to meet such obligations from cash flows from operations. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under the Credit Agreement are sufficient to meet the Company's working capital requirements for the foreseeable future.

OTHER MATTERS

  Demand for many of the Company's products tends to improve with increases in the rate of inflation as customers strive to increase employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor-intensive cost structure could adversely affect its results of operations to the extent the Company is not able to recover increased operating costs through increased prices and product licensing.

  The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based. In addition, the Company may from time to time employ external hedging strategies. The Company believes that its results of operations and financial position will not be materially affected by the recent decrease in the relative value of certain Asian currencies as compared to the U.S. dollar.

  The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy has contributed to the Company's growth in revenue and operating profit. The impact of any future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

FORWARD-LOOKING INFORMATION

  This report and other reports and statements published by the Company from time to time (collectively, "Published Reports") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in Published Reports, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

                                 PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

         27.1  --  Financial Data Schedule

     (b) Reports on Form 8-K. - None

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 STERLING COMMERCE, INC.





Date:  February 10, 1998         By          /s/ Steven P. Shiflet
                                    --------------------------------------------
                                                Steven P. Shiflet
                                             Senior Vice President and
                                              Chief Financial Officer



                                             /s/  Steven P. Shiflet
                                    --------------------------------------------
                                                Steven P. Shiflet
                                             Senior Vice President and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



       27.1  --  Financial Data Schedule