Form 10-Q
period 1998-03-31
STERLING COMMERCE INC
filed 1998-05-07
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
    (Mark One)
       (X)      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

                                      or

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

                Yes    X                  No
                      ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Title                            Shares Outstanding as of May 1, 1998
----------------------------                ------------------------------------
Common Stock, $.01 par value                              91,479,121

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Sterling Commerce, Inc. Consolidated Balance Sheets at March 31, 1998 and
  September 30, 1997........................................................  3

Sterling Commerce, Inc. Consolidated Statements of Income for the Three
  and Six Months Ended March 31, 1998 and 1997..............................  4

Sterling Commerce, Inc. Consolidated Statements of Stockholders' Equity
  for the Six Months Ended March 31, 1998 ..................................  5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the
  Six Months Ended March 31, 1998 and 1997..................................  6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements..........  7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS................................................. 11


                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders............... 17

Item 6.   Exhibits and Reports on Form 8-K.................................. 17

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                  A S S E T S
                                                  MARCH 31         SEPTEMBER 30
                                                    1998               1997
                                                 ----------        ------------
                                                 (UNAUDITED)
Current assets:
 Cash and cash equivalents......................  $269,122            $250,348
 Marketable securities..........................   273,061             234,314
 Accounts and notes receivable, net.............   116,280             103,692
 Deferred income taxes..........................     9,731              10,431
 Prepaid expenses and other current assets......    20,060              16,332
                                                  --------            --------
   Total current assets.........................   688,254             615,117

Property and equipment, net of accumulated
  depreciation of $49,048 at March 31, 1998 and
  $42,986 at September 30, 1997.................    74,186              59,723

Computer software, net of accumulated
  amortization of $58,622 at March 31, 1998 and
  $51,306 at September 30, 1997.................    48,735              48,163

Excess cost over net assets acquired, net of
  accumulated amortization of $4,819 at March 31,
  1998 and $4,212 at September 30, 1997.........    16,190              17,156


Other assets....................................    15,281               8,407
                                                  --------            --------
                                                  $842,646            $748,566
                                                  ========            ========

     L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities.......  $ 52,308            $ 57,397
 Income taxes payable...........................     6,893               5,919
 Deferred revenue...............................    61,141              60,000
                                                  --------            --------
   Total current liabilities....................   120,342             123,316

Deferred income taxes...........................    16,733              13,592
Other noncurrent liabilities....................    13,975              10,796

Stockholders' equity:
 Preferred stock, $.01 par value; 50,000,000
 shares authorized; no shares issued and
 outstanding....................................
 Common stock, $.01 par value; 150,000,000
  shares authorized; 90,988,000 and 89,644,000
  shares issued and outstanding at March 31,
  1998 and September 30, 1997, respectively.....       910                 896


 Additional paid-in capital.....................   546,342             505,855
 Retained earnings..............................   144,344              94,111
                                                  --------            --------
   Total stockholders' equity...................   691,596             600,862
                                                  --------            --------
                                                  $842,646            $748,566
                                                  ========            ========


                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                             THREE MONTHS         SIX MONTHS
                                            ENDED MARCH 31      ENDED MARCH 31
                                          ------------------  ------------------
                                            1998      1997      1998      1997
                                          --------  --------  --------  --------

Revenue:
 Products................................ $ 39,419  $ 21,252  $ 76,860  $ 41,252
 Product support.........................   23,768    16,752    45,762    32,301
 Services................................   47,889    35,542    94,737    70,148
 Royalties from affiliated companies.....              5,988              10,602
                                          --------  --------  --------  --------
                                           111,076    79,534   217,359   154,303

Costs and expenses:
 Cost of sales:
  Products and product support...........    9,952     7,948    18,928    15,510
  Services...............................   14,079     8,444    25,564    16,617
                                          --------  --------  --------  --------
                                            24,031    16,392    44,492    32,127

 Product development and enhancement.....    6,392     6,191    14,040    11,262
 Selling, general and administrative.....   44,789    29,371    90,366    58,321
                                          --------  --------  --------  --------
                                            75,212    51,954   148,898   101,710
                                          --------  --------  --------  --------

Income before other income and
 income taxes............................   35,864    27,580    68,461    52,593

Other income.............................    6,175     2,815    11,919     3,873
                                          --------  --------  --------  --------

Income before income taxes...............   42,039    30,395    80,380    56,466
Provision for income taxes...............   15,064    11,578    29,202    21,589
                                          --------  --------  --------  --------
Net income............................... $ 26,975  $ 18,817  $ 51,178  $ 34,877
                                          ========  ========  ========  ========

Income per common share:

 Net income:
  Basic                                   $    .30  $    .23  $    .57  $    .45
                                          ========  ========  ========  ========
  Diluted                                 $    .29  $    .23  $    .55  $    .44
                                          ========  ========  ========  ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED MARCH 31, 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                         COMMON STOCK
                                       ----------------  ADDITIONAL               TOTAL
                                       NUMBER OF   PAR    PAID-IN    RETAINED  STOCKHOLDERS'
                                        SHARES    VALUE   CAPITAL    EARNINGS     EQUITY
                                       ---------  -----  ----------  --------  -------------
Balance at September 30, 1997.........   89,644    $896   $505,855   $ 94,111     $600,862
 Issuance of common stock pursuant to
  stock options including tax benefit
  of $7,862...........................    1,344      14     40,487                  40,501

 Net income...........................                                 51,178       51,178
 Other................................                                   (945)        (945)
                                         ------    ----   --------   --------     --------
Balance at March 31, 1998.............   90,988    $910   $546,342   $144,344     $691,596
                                         ======    ====   ========   ========     ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                         Six Months
                                                       Ended March 31
                                                     1998          1997
                                                   --------      --------
Operating activities:
 Net income......................................  $ 51,178      $ 34,877
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization.................    18,262        13,890
   Provision for losses on accounts
    receivable...................................       584           780
   Provision for deferred income taxes...........     3,841         1,839
   Changes in operating assets and
    liabilities:
      Accounts and notes receivable..............   (15,626)        1,025
      Amounts due from Sterling Software.........                  30,764
      Prepaids and other assets..................    (7,789)       (8,132)
      Accounts payable, accrued liabilities
       and income taxes payable..................     3,747        (1,716)
      Deferred revenue...........................     1,141         1,131
      Other......................................     3,179         1,049
                                                   --------      --------
       Net cash provided by operating
        activities...............................    58,517        75,507

Investing activities:
 Purchases of property and equipment.............   (20,859)      (15,840)
 Purchases and capitalized cost of
  development of computer software...............   (11,831)       (6,504)
 Purchases of investments, net...................   (38,747)     (125,359)
 Business acquisitions, net of cash
  acquired.......................................                  (4,247)
                                                   --------      --------
       Net cash used in investing activities.....   (71,437)     (151,950)

Financing activities:
 Proceeds from stock issuances...................    32,639       400,407
 Other...........................................      (945)       (1,134)
                                                   --------      --------
       Net cash provided by financing
        activities...............................    31,694       399,273

Increase in cash and cash equivalents............    18,774       322,830

Cash and cash equivalents at beginning
 of period.......................................   250,348        23,484
                                                   --------      --------
Cash and cash equivalents at end of period.......  $269,122      $346,314
                                                   ========      ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its wholly owned subsidiaries (collectively the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to March 31, 1998 have been reclassified to conform to the current period presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

     Revenue

     Revenue from license fees for software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as products are delivered. Services revenue and revenue from products involving installation or other services are recognized as the services are performed. Royalties revenue represents royalties earned from Sterling Software, Inc. ("Sterling Software") which acted as the exclusive distributor of certain of the Company's products outside of the United States and Canada prior to June 30, 1997 (see Note 3 to the Consolidated Financial Statements - "General Information - Termination of International Marketing Agreement").

     Earnings Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all prior year periods presented have been restated to conform with the requirements of FAS 128.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):



                                                       THREE MONTHS                 SIX MONTHS
                                                      ENDED MARCH 31              ENDED MARCH 31
                                                   --------------------        --------------------
                                                    1998          1997          1998          1997
                                                   ------        ------        ------        ------
Basic:
Weighted average common shares outstanding.......   90,386        80,111        90,069        77,527
                                                   =======       =======       =======       =======

Net income.......................................  $26,975       $18,817       $51,178       $34,877
                                                   =======       =======       =======       =======

Per share amount.................................  $   .30       $   .23       $   .57       $   .45
                                                   =======       =======       =======       =======


Diluted:
Weighted average common shares outstanding.......   90,386        80,111        90,069        77,527
Net effect of dilutive stock options.............    4,122         2,623         3,717         2,245
                                                   -------       -------       -------       -------
Total............................................   94,508        82,734        93,786        79,772
                                                   =======       =======       =======       =======

Net income.......................................  $26,975       $18,817       $51,178       $34,877
                                                   =======       =======       =======       =======

Per share amount.................................  $   .29       $   .23       $   .55       $   .44
                                                   =======       =======       =======       =======

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

Termination of International Marketing Agreement

     In contemplation of the Offering, the Company entered into an International Distributor Agreement dated March 4, 1996 (as amended, the "International Marketing Agreement") with Sterling Software pursuant to which Sterling Software acted as the exclusive distributor of certain of the Company's products in markets outside the United States and Canada. In June 1997, the Company entered into an agreement (the "Termination Agreement") with Sterling Software terminating, effective as of June 30, 1997, the International Marketing Agreement. Under the Termination Agreement, the Company also acquired certain assets and assumed certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. The Company also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products. Under the terms of the Termination Agreement, the Company (i) paid Sterling Software $5,226,000 for the early termination of the International Marketing Agreement, (ii) paid Sterling Software approximately $10,076,000, which amount was equal to the net book value of certain assets acquired from Sterling Software (principally accounts receivable) and (iii) assumed certain liabilities related to the international distribution of certain of the Company's products.

4.   LEASE COMMITMENTS

     The Company has entered into an operating lease for a new group office facility in Dallas, Texas. The initial term of the lease extends through February 2003, with two optional five-year renewal periods thereafter. At the end of each renewal period the Company is required to renew the lease (if a renewal option exists), purchase the property for its original cost or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor an amount (approximately $55 million) equal to 85% of the current fair value of the leased facility. The Company could also be required to purchase the property if the Company is in default under certain obligations or covenants contained in the lease or related agreements. The Company's minimum annual lease payments will be approximately $3.9 million.

5.   SUBSEQUENT EVENT

     On April 16, 1998, the Company, Sterling Commerce (Southern), Inc., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), and XcelleNet, Inc., a Georgia corporation ("XcelleNet"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which XcelleNet will merge with and into Merger Sub (the "Merger"), with Merger Sub as the surviving corporation and remaining a wholly owned subsidiary of the Company.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each share of common stock, par value $0.01 per share, of XcelleNet ("XcelleNet Common Stock") issued and outstanding immediately before the effective time will be converted into the right to receive $8.80 in cash and 0.2885 of a share of Common Stock, with the ratio of cash and shares to be adjusted, if necessary, as provided in the Merger Agreement (the "Merger Consideration").

     The obligations of the parties to the Merger Agreement to consummate the Merger are conditioned upon, among other things, (i) approval of the Merger Agreement by the holders of a majority of the outstanding shares of XcelleNet Common Stock, (ii) the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or been terminated, and (iii) the receipt of opinions of counsel by each of the Company and XcelleNet to the effect that the Merger will be treated for federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and that no gain or loss will be recognized by the shareholders of XcelleNet upon their exchange of shares for the Merger Consideration under Section 354 of the Code (except to the extent that such shareholders receive cash for their shares).

     Dennis M. Crumpler (the Chairman and Chief Executive Officer of XcelleNet), Maleah Crumpler and The Crumpler Investment Limited Partnership (collectively, the "Crumpler Shareholders") have entered into an agreement (the "Shareholder Agreement") with the Company, pursuant to which, among other things, the Crumpler Shareholders have agreed to vote their shares of XcelleNet Common Stock in favor of approval of the Merger Agreement. The Crumpler Shareholders held in the aggregate approximately 17% of the outstanding shares of XcelleNet Common Stock as of the date of the Merger Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Total revenue increased $31,542,000 or 40% in the second quarter of fiscal 1998 over the same period in fiscal 1997. Products revenue increased $18,167,000 or 85%, product support revenue increased $7,016,000 or 42% and services revenue increased $12,347,000 or 35%. The increases in products revenue and product support revenue were primarily due to increased licensing of communications and electronic commerce translation and message management software products. In addition, as a result of the termination of the International Marketing Agreement in June 1997 (see Note 3 of consolidated financial statements), the Company received 100% of the revenues from the licensing of these products outside of the United States and Canada in the second quarter of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. The increase in services revenue was primarily from growth in existing commerce services customer transaction volume, the addition of new customers and additional education and consulting services provided to new and existing customers.

     The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and electronic commerce services agreements cancelable upon 30 days notice. The Company includes the entire portion of the recognized revenue from commerce services agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $11,406,000 or 24% in the second quarter of fiscal 1998 over the same quarter of fiscal 1997 and represented 53% of total revenue in the second quarter of fiscal 1998 compared to 60% in the same period of the prior year. The decrease in the relative percentage is due primarily to the Company receiving 100% of the revenues from the licensing of products outside the United States and Canada in the second quarter of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. For the three months ended March 31, 1998, 57% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, as compared to 54% for the same quarter of fiscal 1997. The Company's revenue from outside the United States represented 19% of total revenue in the second quarter of fiscal 1998 as compared to 12% for the same period of fiscal 1997. The increase is primarily due to an increase in international licensing of communications and electronic commerce translation and message management software products as well as to the termination of the International Marketing Agreement.

     Total costs and expenses increased $23,258,000 or 45% on revenue growth of 40%. The percentage increase in total costs and expenses is primarily due to a 52% increase in selling, general and administrative costs and a 47% increase in cost of sales.

     Total cost of sales in the second quarter of fiscal 1998 increased $7,639,000 or 47% when compared with the same period last year. Cost of sales for products and product support increased $2,004,000 or 25% due to increased costs to support expanding software licensing, a larger installed customer base and higher amortization costs of capitalized development of software products. Cost of sales for services increased $5,635,000 or 67% due to higher network services costs to support a growing customer base and greater customer volume, as well as additional costs associated with providing electronic product catalogs, information databases, education and consulting services. Cost of sales includes $7,334,000 and $5,199,000 of depreciation and amortization for the second quarter of fiscal 1998 and fiscal 1997, respectively.

     Product development and enhancement expense for the second quarter of fiscal 1998 of $6,392,000, net of $4,087,000 capitalized pursuant to FAS No. 86, increased $201,000 or 3% compared to product development and enhancement expense of $6,191,000, net of $3,104,000 capitalized for the second quarter of fiscal 1997. The increase was primarily due to the higher gross product development expense relating to products under development during the second quarter of fiscal 1998. Total capitalized costs represented 39% and 33% of total development and enhancement expense for the quarters ended March 31, 1998 and 1997, respectively. Product development expense and the capitalization rates fluctuate from period to period depending in part upon the number and status of software development projects in process.

     Selling, general and administrative expense increased $15,418,000 or 52% when compared with the same period of last year primarily due to an increase in sales, marketing and administrative support activities needed to support the domestic revenue growth and also due to an increase in such activities to support the Company's direct operations outside the United States and Canada following the termination of the International Marketing Agreement in June 1997.

     Income before other income and income taxes was $35,864,000 for the second quarter of fiscal 1998 as compared to income before other income and income taxes of $27,580,000 for the same period of fiscal 1997 due to the $31,542,000 increase in revenues offset by the $23,258,000 increase in total costs. Other income increased $3,360,000 in the second quarter of fiscal 1998 over the same period of fiscal 1997 primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities.

     Provision for income taxes increased $3,486,000 for the second quarter of fiscal 1998 over the same period of fiscal 1997 primarily due to the increase in income before taxes for the 1998 period.

SIX MONTHS ENDED MARCH 31, 1998 AND 1997

     Total revenue increased $63,056,000 or 41% in the first six months of fiscal 1998 over the same period in fiscal 1997. Products revenue increased $35,608,000 or 86%, product support revenue increased $13,461,000 or 42% and services revenue increased $24,589,000 or 35%. The increases in products revenue and product support revenue were primarily due to increased licensing of communications and electronic commerce translation and message management software products. In addition, as a result of the termination of the International Marketing Agreement in June 1997 (see Note 3 of consolidated financial statements), the Company received 100% of the revenues from the licensing of these products outside of the United States and Canada in the first six months of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. The increase in services revenue was primarily from growth in existing commerce services customer volume, the addition of new customers and additional revenues from electronic product catalogs and additional education and consulting services provided to new and existing customers.

     Recurring revenue increased $24,214,000 or 26% in the first six months of fiscal 1998 over the first six months of fiscal 1997 and represented 54% of total revenue in the first six months of fiscal 1998 compared to 61% in the same period of the prior year. The decrease in the relative percentage is due primarily to the Company receiving 100% of the revenues from the licensing of products outside the United States and Canada in the first six months of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. For the six months ended March 31, 1998, 56% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, as compared to 53% for the six months ended March 31, 1997. The Company's revenue from outside the United States represented 20% of total revenue in the first six months of fiscal 1998 as compared to 12% for the same period of fiscal 1997. The increase is primarily due to an increase in international licensing of communications and electronic commerce translation and message management software products as well as to the termination of the International Marketing Agreement.

     Total costs and expenses increased $47,188,000 or 46% on revenue growth of 41%. The percentage increase in total costs and expenses is primarily due to a 55% increase in selling, general and administrative costs, and a 38% increase in cost of sales.

     Total cost of sales in the first six months of fiscal 1998 increased $12,365,000 or 38% when compared with the same period in the prior year. Cost of sales for products and product support increased $3,418,000 or 22% due to increased costs to support expanding software licensing, a larger installed customer base and higher amortization costs of capitalized development of software products. Cost of sales for services increased $8,947,000 or 54% due to higher network services costs to support a growing customer base and greater customer volume, as well as additional costs associated with providing electronic product catalogs, information databases, education, and consulting services. Cost of sales includes $13,672,000 and $10,176,000 of depreciation and amortization for the first six months of fiscal 1998 and fiscal 1997, respectively.

     Product development and enhancement expense for the first six months of fiscal 1998 of $14,040,000, net of $8,108,000 capitalized pursuant to FAS No. 86, increased $2,778,000 or 25% compared to product development and enhancement expense of $11,262,000, net of $6,336,000 capitalized for the first six months of fiscal 1997. The increase was primarily due to the higher gross product development expense relating to products under development during the first six months of fiscal 1998. Total capitalized costs represented 37% and 36% of total development and enhancement expense for the six months ended March 31, 1998 and 1997, respectively. Product development expense and the capitalization rates fluctuate from period to period depending in part upon the number and status of software development projects in process.

     Selling, general and administrative expense increased $32,045,000 or 55% when compared with the same period of last year primarily due to an increase in sales, marketing and administrative support activities needed to support the domestic revenue growth and also due to an increase in such activities to support the Company's direct operations outside the United States and Canada following the termination of the International Marketing Agreement in June 1997.

     Income before other income and income taxes was $68,461,000 for the first six months of fiscal 1998 as compared to income before other income and income taxes of $52,593,000 for the same period of fiscal 1997. Other income increased $8,046,000 in the first six months of fiscal 1998 over the same period of fiscal 1997 primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities.

     Provision for income taxes increased $7,613,000 for the first six months of fiscal 1998 over the same period of fiscal 1997 primarily due to the increase in income before taxes for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $567,912,000 of working capital at March 31, 1998, including $269,122,000 of cash and cash equivalents and $273,061,000 of marketable securities. Days sales outstanding, measured on a quarterly basis, improved to 94 days for the quarter ended March 31, 1998, compared with 98 days for the quarter ended December 31, 1997. The improvement was due primarily to increased collection activities for receivables outside the United States and Canada resulting from the Company's expanded international infrastructure.

     Net cash flows from operations decreased $16,990,000 to $58,517,000 in the first six months of fiscal 1998 as compared to the first six months of fiscal 1997, primarily due to collection of amounts due from Sterling Software in the first quarter of fiscal 1997. Excluding this one-time collection, net cash flow from operations increased $13,774,000 primarily as a result of higher operating profits and non-cash charges and increases in accounts payable, accrued liabilities and income taxes, partially offset by an increase in accounts receivable, prepaids and other assets. A portion of the Company's cash flow from operations during the first two quarters of fiscal 1998 and 1997 was used to fund software additions and capital expenditures. Property and equipment purchases of $20,859,000 in the first two quarters of fiscal 1998, as compared to $15,840,000 in the same period of fiscal 1997, included purchases made for equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue. Software expenditures in the first two quarters of fiscal 1998 were $11,831,000 compared to $6,504,000 of software expenditures in the same period of the prior year. The expenditures during the first two quarters of fiscal 1998 were primarily for new products and enhancements of existing products.

     The Company maintains a revolving credit and term loan agreement (the "Credit Agreement") which provides for a domestic borrowing capacity of $20,000,000 and an additional $10,000,000 international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with a stated maturity of October 1, 1999, is unsecured and contains various restrictive covenants including restrictions on certain additional borrowings, payment of cash dividends and certain acquisitions without the lender's consent. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent. There were no amounts borrowed under the Credit Agreement as of March 31, 1998.

     At March 31, 1998, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment, excluding the amount of approximately $74 million in cash that is currently estimated to be payable to the shareholders of XcelleNet, Inc. upon the closing of the pending merger agreement (see Note 5 to the Consolidated Financial Statements - "Subsequent Events"). The Company presently intends to meet such obligations from cash flows from operations. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under the Credit Agreement are sufficient to meet the Company's working capital requirements for the foreseeable future.

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

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on March 12, 1998, at which meeting the Stockholders of the Company elected three Class B directors for terms expiring at the Company's Annual Meeting of Stockholders in 2001 and approved the Company's Employee Stock Purchase Plan.

     The results of the votes were as follows:


Election of Class B Directors:

     NAME                  FOR                   WITHELD
     ----                  ---                   -------
Warner C. Blow          76,431,189              4,313,291
Robert E. Cook          76,297,131              4,447,349
Charles J. Wyly, Jr.    76,422,337              4,322,143


Approval of Employee Stock Purchase Plan:

     FOR                  AGAINST               ABSTAINED
     ---                  -------               ---------
 78,832,831              1,778,625               133,023


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          2.1 -- Agreement and Plan of Merger, dated as of April 16, 1998 by and among Sterling Commerce, Inc., Sterling Commerce (Southern), Inc. and XcelleNet, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 16, 1998). (The copy of the Agreement and Plan of Merger incorporated by reference in this report does not include the Schedules thereto. The Company agrees to furnish supplementally to the Commission any such omitted Schedule upon request.)

          27.1 -- Financial Data Schedule

          99.1 -- Shareholder Agreement, dated as of April 16, 1998, by and among Sterling Commerce, Inc., Dennis M. Crumpler, Maleah Crumpler and the Crumpler Investment Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated April 16, 1998).

     (b)  Reports on Form 8-K.

               On April 21, 1998, the Company filed a current report on Form 8-K dated April 16, 1998 reporting information under Item 5.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STERLING COMMERCE, INC.





Date:   May 7, 1998                         By   /s/  Steven P. Shiflet
                                               ---------------------------------
                                                    Steven P. Shiflet
                                                Senior Vice President and
                                                 Chief Financial Officer


                                                 /s/  Steven P. Shiflet
                                               ---------------------------------
                                                    Steven P. Shiflet
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                               INDEX TO EXHIBITS


     2.1 -- Agreement and Plan of Merger, dated as of April 16, 1998 by and among Sterling Commerce, Inc., Sterling Commerce (Southern), Inc. and XcelleNet, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 16, 1998). (The copy of the Agreement and Plan of Merger incorporated by reference in this report does not include the Schedules thereto. The Company agrees to furnish supplementally to the Commission any such omitted Schedule upon request.)

     27.1  -- Financial Data Schedule

     99.1 -- Shareholder Agreement, dated as of April 16, 1998, by and among Sterling Commerce, Inc., Dennis M. Crumpler, Maleah Crumpler and the Crumpler Investment Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated April 16, 1998).