Form 10-Q
period 1998-06-30
STERLING COMMERCE INC
filed 1998-08-06
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
       (Mark One)
       (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                      or

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

                Yes    X                  No
                      ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Title                Shares Outstanding as of August 3, 1998
       ----------------------------      ---------------------------------------
       Common Stock, $.01 par value                    91,627,557

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                         Index to Financial Statements

                                                                            Page
                                                                            ----

Sterling Commerce, Inc. Consolidated Balance Sheets at June 30, 1998 and
  September 30, 1997.......................................................    3

Sterling Commerce, Inc. Consolidated Statements of Income for the Three
  and Nine Months Ended June 30, 1998 and 1997.............................    4

Sterling Commerce, Inc. Consolidated Statement of Stockholders' Equity
  for the Nine Months Ended June 30, 1998..................................    5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the
  Nine Months Ended June 30, 1998 and 1997.................................    6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements.........    7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS................................................   11


                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................   17

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                  A S S E T S

                                                                                  JUNE 30     SEPTEMBER 30
                                                                                    1998          1997
                                                                                -----------   ------------
                                                                                (UNAUDITED)
Current assets:
 Cash and cash equivalents...................................................     $338,595      $250,348
 Marketable securities.......................................................      235,395       234,314
 Accounts and notes receivable, net..........................................      129,055       103,692
 Deferred income taxes.......................................................        9,381        10,431
 Prepaid expenses and other current assets...................................       24,212        16,332
                                                                                  --------      --------
   Total current assets......................................................      736,638       615,117

Property and equipment, net of accumulated depreciation of $54,939 at
 June 30, 1998 and $42,986 at September 30, 1997.............................       80,356        59,723

Computer software, net of accumulated amortization of $62,409 at
 June 30, 1998 and $51,306 at September 30, 1997.............................       51,567        48,163

Excess cost over net assets acquired, net of accumulated amortization of
 $5,221 at June 30, 1998 and $4,212 at September 30, 1997....................       19,907        17,156


Other assets.................................................................       18,819         8,407
                                                                                  --------      --------
                                                                                  $907,287      $748,566
                                                                                  ========      ========

           L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
 Accounts payable and accrued liabilities....................................     $ 52,245      $ 57,397
 Income taxes payable........................................................       16,134         5,919
 Deferred revenue............................................................       65,964        60,000
                                                                                  --------      --------
   Total current liabilities.................................................      134,343       123,316

Deferred income taxes........................................................       17,384        13,592
Other noncurrent liabilities.................................................       15,451        10,796

Stockholders' equity:
 Preferred stock, $.01 par value; 50,000,000 shares authorized; no shares issued and outstanding.....................................................
 Common stock, $.01 par value; 150,000,000 shares authorized; 91,591,000 and
  89,644,000 shares issued and outstanding at June 30, 1998 and September
  30, 1997, respectively.....................................................          916           896
 Additional paid-in capital..................................................      563,458       505,855
 Retained earnings...........................................................      175,735        94,111
                                                                                  --------      --------
   Total stockholders' equity................................................      740,109       600,862
                                                                                  --------      --------
                                                                                  $907,287      $748,566
                                                                                  ========      ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                  (UNAUDITED)


                                                                    THREE MONTHS                   NINE MONTHS
                                                                    ENDED JUNE 30                 ENDED JUNE 30
                                                                ---------------------         ---------------------
                                                                  1998         1997             1998         1997
                                                                --------     --------         --------     --------

Revenue:
 Products..............................................         $ 47,370     $ 25,023         $124,230     $ 66,275
 Product support.......................................           24,802       17,447           70,564       49,748
 Services..............................................           49,923       39,172          144,660      109,320
 Royalties from affiliated companies...................                         6,156                        16,758
                                                                --------     --------         --------     --------
                                                                 122,095       87,798          339,454      242,101

Costs and expenses:
 Cost of sales:
  Products and product support.........................           10,402        8,660           29,330       24,170
  Services.............................................           13,697        9,413           39,261       26,030
                                                                --------     --------         --------     --------
                                                                  24,099       18,073           68,591       50,200

 Product development and enhancement...................            7,343        7,147           21,383       18,409
 Selling, general and administrative...................           47,666       32,484          138,032       90,805
 Purchased research and development....................                        31,879                        31,879
 Reorganization costs..................................                        15,810                        15,810
                                                                --------     --------         --------     --------
                                                                  79,108      105,393          228,006      207,103
                                                                --------     --------         --------     --------

Income (loss) before other income and income taxes.....           42,987      (17,595)         111,448       34,998

Other income...........................................            6,254        6,022           18,173        9,895
                                                                --------     --------         --------     --------

Income (loss) before income taxes......................           49,241      (11,573)         129,621       44,893
Provision for (benefit of) income taxes................           18,015       (4,097)          47,217       17,492
                                                                --------     --------         --------     --------
Net income (loss)......................................         $ 31,226     $ (7,476)        $ 82,404     $ 27,401
                                                                ========     ========         ========     ========

Income (loss) per common share:

 Net income (loss):
  Basic................................................         $    .34     $   (.08)        $    .91     $    .34
                                                                ========     ========         ========     ========
  Diluted..............................................         $    .33     $   (.08)        $    .87     $    .33
                                                                ========     ========         ========     ========


                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JUNE 30, 1998
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                         COMMON STOCK
                                        ---------------
                                        NUMBER            ADDITIONAL               TOTAL
                                          OF       PAR      PAID-IN   RETAINED  STOCKHOLDERS'
                                        SHARES    VALUE     CAPITAL   EARNINGS    EQUITY
                                        ------    -----   ----------  --------  ------------
Balance at September 30, 1997.........  89,644     $896    $505,855   $ 94,111    $600,862
 Issuance of common stock pursuant to
  stock options including tax benefit
  of $8,212...........................   1,870       19      55,062                 55,081
 Issuance of common stock pursuant
   to employee stock purchase plan          77        1       2,541                  2,542
 Net income...........................                                  82,404      82,404
 Other................................                                    (780)       (780)
                                        ------     ----    --------   --------    --------
Balance at June 30, 1998..............  91,591     $916    $563,458   $175,735    $740,109
                                        ======     ====    ========   ========    ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  NINE MONTHS
                                                                                                 ENDED JUNE 30
                                                                                        -------------------------------
                                                                                           1998                  1997
                                                                                        ---------             ---------
Operating activities:
 Net income..................................................................           $  82,404             $  27,401
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................              30,291                21,953
   Provision for losses on accounts receivable...............................               1,769                 1,223
   Provision for (benefit of) deferred income taxes..........................               4,842               (14,298)
   Purchased research and development........................................                                    31,879
   Changes in operating assets and liabilities:
      Accounts and notes receivable..........................................             (27,788)              (21,145)
      Amounts due from Sterling Software.....................................                                    35,818
      Prepaids and other assets..............................................             (17,266)               (6,549)
      Accounts payable, accrued liabilities and income taxes payable.........               5,063                14,858
      Deferred revenue.......................................................               5,607                10,162
      Other..................................................................               4,655                 4,203
                                                                                        ---------             ---------
       Net cash provided by operating activities.............................              89,577               105,505

Investing activities:
 Purchases of property and equipment.........................................             (38,556)              (23,995)
 Purchases and capitalized cost of development of computer software..........             (14,825)              (10,076)
 Purchases of investments, net...............................................              (1,081)             (135,136)
 Business acquisitions, net of cash acquired.................................              (3,711)              (30,486)
                                                                                        ---------             ---------
       Net cash used in investing activities.................................             (58,173)             (199,693)

Financing activities:
 Proceeds from stock issuances...............................................              57,253               400,145
 Other.......................................................................                (410)                 (645)
                                                                                        ---------             ---------
       Net cash provided by financing activities.............................              56,843               399,500

Increase in cash and cash equivalents........................................              88,247               305,312

Cash and cash equivalents at beginning of period.............................             250,348                23,484
                                                                                        ---------             ---------

Cash and cash equivalents at end of period...................................           $ 338,595             $ 328,796
                                                                                        =========             =========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its wholly owned subsidiaries (collectively the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for periods ended prior to June 30, 1998 have been reclassified to conform to the current period presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on facts and circumstances currently known, final amounts may differ from such estimates.

     Revenue

     Revenue from license fees for software products is recognized when the software is delivered, provided no significant future vendor obligations exist and collection is probable. If software product transactions include the right to receive future products, a portion of the software product revenue is deferred and recognized as products are delivered. Services revenue and revenue from products involving installation or other services are recognized as the services are performed. Royalties revenue represents royalties earned from Sterling Software, Inc. ("Sterling Software") which acted as the exclusive distributor of certain of the Company's products outside of the United States and Canada prior to June 30, 1997 (see Note 3 to the Consolidated Financial Statements -- "General Information -- Termination of International Marketing Agreement").

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                      THREE MONTHS                        NINE MONTHS
                                                                      ENDED JUNE 30                      ENDED JUNE 30
                                                                -------------------------          -------------------------
                                                                  1998             1997              1998             1997
                                                                --------         --------          --------         --------

Basic:
Weighted average common shares outstanding.............           91,370           89,492            90,495           81,516
                                                                ========         ========          ========         ========

Net income (loss)......................................         $ 31,226         $ (7,476)         $ 82,404         $ 27,401
                                                                ========         ========          ========         ========

Per share amount.......................................         $    .34         $   (.08)         $    .91         $    .34
                                                                ========         ========          ========         ========

Diluted:
Weighted average common shares outstanding.............           91,370           89,492            90,495           81,516
Net effect of dilutive stock options...................            4,135                              3,897            2,150
                                                                --------         --------          --------         --------
Total..................................................           95,505           89,492            94,392           83,666
                                                                ========         ========          ========         ========

Net income (loss)......................................         $ 31,226         $ (7,476)         $ 82,404         $ 27,401
                                                                ========         ========          ========         ========

Per share amount.......................................         $    .33         $   (.08)         $    .87         $    .33
                                                                ========         ========          ========         ========

In connection with the computation of the loss per share for the three months ended June 30, 1997, all otherwise dilutive stock options have been excluded because the impact on the Company's net loss per share is anti-dilutive. In the absence of this net loss, 2,633 additional shares related to dilutive stock options would be included in the computation of diluted earnings per share.

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

3.   GENERAL INFORMATION

Termination of International Marketing Agreement

     In contemplation of its initial public offering in March 1996, the Company entered into an International Distributor Agreement dated March 4, 1996 (as amended, the "International Marketing Agreement") with Sterling Software pursuant to which Sterling Software acted as the exclusive distributor of certain of the Company's products in markets outside the United States and Canada. In June 1997, the Company entered into an agreement (the "Termination Agreement") with Sterling Software terminating, effective as of June 30, 1997, the International Marketing Agreement. Under the Termination Agreement, the Company also acquired certain assets and assumed certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. The Company also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products. Under the terms of the Termination Agreement, the Company (i) paid Sterling Software $5,226,000 for the early termination of the International Marketing Agreement, (ii) paid Sterling Software approximately $10,076,000, which amount was equal to the net book value of certain assets acquired from Sterling Software (principally accounts receivable) and (iii) assumed certain liabilities related to the international distribution of certain of the Company's products.

4.   LEASE COMMITMENTS

     The Company has entered into an operating lease for a new office facility in Dallas, Texas. The initial term of the lease extends through February 2003, with two optional five-year renewal periods thereafter. At the end of each renewal period the Company is required to renew the lease (if a renewal option exists), purchase the property for its original cost or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale at least equal to 85% of the original fair value of the leased facility. Such guarantee amount is estimated to be approximately
$55,000,000.   The Company could also be required to purchase the property if the Company is in default with respect to certain obligations or covenants contained in the lease or related agreements. The Company's minimum lease payments will be approximately $3,900,000 per year.

5.   SUBSEQUENT EVENT

     On July 21, 1998, the Company acquired XcelleNet, Inc. ("XcelleNet"), which was merged (the "Merger") with and into Sterling Commerce (Southern), Inc. ("Merger Sub"), a wholly owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger, dated as of April 16, 1998 (the "Merger Agreement"), among the Company, Merger Sub and XcelleNet. At the effective time of the Merger (the "Effective Time"), each share of common stock, par value $0.01 per share, of XcelleNet ("XcelleNet Stock"), issued and outstanding immediately prior to the Effective Time, was converted into the right to receive
(i) a cash payment in an amount equal to $8.80 and (ii) 0.2885 of a share of common stock, $0.01 par value, of the Company ("Common Stock"). The total consideration paid by the Company in connection with the Merger was approximately $225,000,000, consisting of approximately $74,000,000 in cash and approximately 2,400,000 shares of Common Stock. In addition, in accordance with the terms of the Merger Agreement, the Company assumed outstanding options to purchase XcelleNet Stock that were converted at the Effective Time into options to acquire approximately 1,300,000 shares of Common Stock. The Company funded the cash portion of the consideration and the payment of Merger related fees and expenses from the Company's existing working capital.

     The Company will incur restructuring costs in the quarter ending September 30, 1998 related to the Merger and the restructuring of certain other parts of its existing businesses. Although the Company's management is still in the process of evaluating the nature, scope and extent of the restructurings, it currently estimates that the related charges will be in the range of $65,000,000 to $80,000,000 in the aggregate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Total revenue increased $34,297,000 or 39% in the third quarter of fiscal 1998 over the same period in fiscal 1997. Products revenue increased $22,347,000 or 89%, product support revenue increased $7,355,000 or 42% and services revenue increased $10,751,000 or 27%. The increases in products and product support revenue were primarily due to increased licensing of communications and electronic commerce translation and message management software products. In addition, as a result of the termination of the International Marketing Agreement in June 1997 (see Note 3 of consolidated financial statements), the Company received 100% of the revenues from the licensing of these products outside of the United States and Canada in the third quarter of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. The increase in services revenue was primarily from growth in existing commerce services customer transaction volume, the addition of new customers and additional education and consulting services provided to new and existing customers.

     The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and electronic commerce services agreements cancelable upon 30 days notice. The Company includes the entire portion of the recognized revenue from commerce services agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $12,243,000 or 24% in the third quarter of fiscal 1998 over the same quarter of fiscal 1997 and represented 51% of total revenue in the third quarter of fiscal 1998 compared to 58% in the same period of the prior year. The decrease in the relative percentage is due primarily to the Company receiving 100% of the revenues from the licensing of products outside the United States and Canada in the third quarter of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. For the three months ended June 30, 1998, 60% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, as compared to 62% for the same quarter of fiscal 1997. The Company's revenue from outside the United States represented 20% of total revenue in the third quarter of fiscal 1998 as compared to 12% for the same period of fiscal 1997. The increase is primarily due to an increase in international licensing of communications and electronic commerce translation and message management software products as well as to the termination of the International Marketing Agreement.

     Total costs and expenses decreased $26,285,000 or 25% on revenue growth of 39%. The decrease in total costs and expenses is due in large part to the charge of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisitions of Comfirst S.A. ("Comfirst"), Automated Catalogue Services

L.P. ("ACS") and the international distribution operations acquired from Sterling Software. Excluding this charge, total costs and expenses increased $21,404,000 or 37% on revenue growth of 39% due primarily to a 47% increase in selling, general and administration expenses and a 46% increase in cost of sales for services.

     Total cost of sales in the third quarter of fiscal 1998 increased $6,026,000 or 33% when compared with the same period last year. Cost of sales for products and product support increased $1,742,000 or 20% due to increased costs to support expanding software licensing, a larger installed customer base and higher amortization costs of capitalized development of software products. Cost of sales for services increased $4,284,000 or 46% due to higher costs associated with providing education and consulting services. Cost of sales includes $7,911,000 and $5,481,000 of depreciation and amortization for the third quarter of fiscal 1998 and fiscal 1997, respectively.

     Product development and enhancement expense for the third quarter of fiscal 1998 of $7,343,000, net of $4,384,000 capitalized pursuant to FAS No. 86, increased $196,000 or 3% compared to product development and enhancement expense of $7,147,000, net of $3,496,000 capitalized for the third quarter of fiscal 1997. The increase was primarily due to the higher gross product development expense relating to products under development during the third quarter of fiscal 1998. Total capitalized costs represented 37% and 33% of total development and enhancement expense for the quarters ended June 30, 1998 and 1997, respectively. Product development expense and the capitalization rates fluctuate from period to period depending in part upon the number and status of software development projects in process.

     Selling, general and administrative expense increased $15,182,000 or 47% when compared with the same period of last year primarily due to an increase in sales, marketing and administrative support activities needed to support the domestic revenue growth and also due to an increase in such activities to support the Company's direct operations outside the United States and Canada following the termination of the International Marketing Agreement in June 1997.

     Income before other income and income taxes was $42,987,000 for the third quarter of fiscal 1998 as compared to a loss before other income and income taxes of $17,595,000 for the same period of fiscal 1997. Excluding the one-time charge of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software, income before other income and income taxes increased $12,893,000 or 43% in the third quarter of fiscal 1998 over the same period of fiscal 1997. Other income increased $232,000 in the third quarter of fiscal 1998 over the same period of fiscal 1997 primarily due to an increase in investment income resulting from a higher average balance of investments in cash, cash equivalents and marketable securities.

     Provision for income taxes increased $22,112,000 for the third quarter of fiscal 1998 over the same period of fiscal 1997. Excluding the impact of the one-time charge, provision for income taxes increased $4,543,000 or 34% primarily due to the increase in income before taxes for the 1998 period.

NINE MONTHS ENDED JUNE 30, 1998 AND 1997

     Total revenue increased $97,353,000 or 40% in the first nine months of fiscal 1998 over the same period in fiscal 1997. Products revenue increased $57,955,000 or 87%, product support revenue increased $20,816,000 or 42% and services revenue increased $35,340,000 or 32%. The increases in products and product support revenue were primarily due to increased licensing of communications and electronic commerce translation and message management software products. In addition, as a result of the termination of the International Marketing Agreement in June 1997 (see Note 3 of consolidated financial statements), the Company received 100% of the revenues from the licensing of these products outside of the United States and Canada in the first nine months of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. The increase in services revenue was primarily from growth in existing commerce services customer volume, the addition of new customers and additional revenues from additional education and consulting services provided to new and existing customers.

     Recurring revenue increased $36,257,000 or 25% in the first nine months of fiscal 1998 over the first nine months of fiscal 1997 and represented 53% of total revenue in the first nine months of fiscal 1998 compared to 60% in the same period of the prior year. The decrease in the relative percentage is due primarily to the Company receiving 100% of the revenues from the licensing of products outside the United States and Canada in the first nine months of fiscal 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the same period of fiscal 1997. For the nine months ended June 30, 1998, 57% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, as compared to 58% for the nine months ended June 30, 1997. The Company's revenue from outside the United States represented 20% of total revenue in the first nine months of fiscal 1998 as compared to 12% for the same period of fiscal 1997. The increase is primarily due to an increase in international licensing of communications and electronic commerce translation and message management software products as well as to the termination of the International Marketing Agreement.

     Total costs and expenses increased $20,903,000 or 10% on revenue growth of 40%. The relatively small increase in total costs and expenses is due in large part to the charge of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software. Excluding this charge, total costs and expenses increased $68,592,000 or 43% due primarily to a 52% increase in selling, general and administration expenses and a 51% increase in cost of sales for services.

     Total cost of sales in the first nine months of fiscal 1998 increased $18,391,000 or 37% when compared with the same period in the prior year. Cost of sales for products and product support increased $5,160,000 or 21% due to increased costs to support expanding software licensing, a larger installed customer base and higher amortization costs of capitalized development of software products. Cost of sales for services increased $13,231,000 or 51% due primarily to higher costs associated with providing education and consulting services. Cost of sales includes $21,583,000 and $15,629,000 of depreciation and amortization for the first nine months of fiscal 1998 and fiscal 1997, respectively.

     Product development and enhancement expense for the first nine months of fiscal 1998 of $21,383,000, net of $12,792,000 capitalized pursuant to FAS No. 86, increased $2,974,000 or 16% compared to product development and enhancement expense of $18,409,000, net of $9,833,000 capitalized for the first nine months of fiscal 1997. The increase was primarily due to the higher gross product development expense relating to products under development during the first nine months of fiscal 1998. Total capitalized costs represented 37% and 35% of total development and enhancement expense for the nine months ended June 30, 1998 and 1997, respectively. Product development expense and the capitalization rates fluctuate from period to period depending in part upon the number and status of software development projects in process.

     Selling, general and administrative expense increased $47,227,000 or 52% when compared with the same period of last year primarily due to an increase in sales, marketing and administrative support activities needed to support the domestic revenue growth and also due to an increase in such activities to support the Company's direct operations outside the United States and Canada following the termination of the International Marketing Agreement in June 1997.

     Income before other income and income taxes was $111,448,000 for the first nine months of fiscal 1998 as compared to income before other income and income taxes of $34,998,000 for the same period of fiscal 1997. Excluding the one-time charge of $47,689,000 for purchased in-process research and development and reorganization costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software, income before other income and income taxes increased $28,761,000 or 35% in the first nine months of fiscal 1998 over the same period of fiscal 1997. Other income increased $8,278,000 in the first nine months of fiscal 1998 over the same period of fiscal 1997 primarily due to an increase in investment income from a higher average balance of investments in cash, cash equivalents and marketable securities which resulted in large part from the Company's follow-on offering in February, 1997.

     Provision for income taxes increased $29,725,000 for the first nine months of fiscal 1998 over the same period of fiscal 1997. Excluding the impact of the one-time charge, provision for income taxes increased $12,156,000 or 35% primarily due to the increase in income before taxes for the 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $602,295,000 of working capital at June 30, 1998, including $338,595,000 of cash and cash equivalents and $235,395,000 of marketable securities. Days sales outstanding, measured on a quarterly basis, increased slightly to 95 days for the quarter ended June 30, 1998, compared with 94 days for the quarter ended March 31, 1998.

     Net cash flows from operations decreased $15,928,000 to $89,577,000 in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997, primarily due to collection of amounts due from Sterling Software in the first quarter of fiscal 1997. Excluding this one-time collection, net cash flow from operations increased $19,890,000 primarily as a result of higher operating profits and non-cash charges, partially offset by an increase in accounts receivable, prepaids and other assets. A portion of the Company's cash flow from operations during the first three quarters of fiscal 1998 and 1997 was used to fund software additions and capital expenditures. Property and equipment purchases of $38,556,000 in the first three quarters of fiscal 1998, as compared to $23,995,000 in the same period of fiscal 1997, included purchases made for equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue. Software expenditures in the first three quarters of fiscal 1998 were $14,825,000 compared to $10,076,000 of software expenditures in the same period of the prior year. The expenditures during the first three quarters of fiscal 1998 were primarily for new products and enhancements of existing products.

     The Company maintains a revolving credit and term loan agreement (the "Credit Agreement") which provides for a domestic borrowing capacity of $20,000,000 and an additional $10,000,000 international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with a stated maturity of October 1, 1999, is unsecured and contains various restrictive covenants including restrictions on certain additional borrowings, payment of cash dividends and certain acquisitions without the lender's consent. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent and, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent. There were no amounts borrowed under the Credit Agreement as of June 30, 1998.

     At June 30, 1998, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment, and approximately $74,000,000 in cash payable to the shareholders of XcelleNet in connection with the Merger (see Note 5 to the Consolidated Financial Statements "Subsequent Events"). The Company presently intends to meet such obligations from cash flows from operations and cash on hand. No significant commitments exist for future capital expenditures. The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under the Credit Agreement are sufficient to meet the Company's working capital requirements for the foreseeable future.

OTHER MATTERS

     Demand for many of the Company's products and services tends to improve with increases in the rate of inflation as customers strive to increase employee productivity and reduce costs. However, the effect of inflation on the Company's relatively labor-intensive cost structure could adversely affect its results of operations to the extent the Company is not able to recover increased operating costs through increased prices, product licensing and provision of services.

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

     PART II - OTHER INFORMATION {PRIVATE}

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

          2.1 -- Agreement and Plan of Merger, dated as of April 16, 1998 (the "Merger Agreement"), by and among Sterling Commerce, Inc., Sterling Commerce (Southern), Inc. and XcelleNet, Inc. (incorporated by reference to Exhibit 2.1 to the Sterling Commerce, Inc. Current Report on Form 8-K, dated April 16,
                  1998). (In accordance with Item 601 of Regulation S-K, this copy of the Merger Agreement does not include the schedules or exhibits thereto. Sterling Commerce, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of such schedules and exhibits upon request.)

          27.1 -- Financial Data Schedule

     (b)  Reports on Form 8-K.

               On April 21, 1998, the Company filed a Current Report on Form 8-K dated April 16, 1998 reporting information under Item 5.

               On June 10, 1998, the Company filed a Current Report on Form 8-K dated June 10, 1998 reporting information under Item 5.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STERLING COMMERCE, INC.





Date:   August 6,  1998              By         /s/  Steven P. Shiflet
                                        ----------------------------------------
                                                   Steven P. Shiflet
                                               Senior Vice President and
                                                Chief Financial Officer


                                                /s/  Steven P. Shiflet
                                        ----------------------------------------
                                                   Steven P. Shiflet
                                               Senior Vice President and
                                                Chief Financial Officer
                                          (Principal Financial and Accounting
                                                        Officer)

                               INDEX TO EXHIBITS


      2.1 -- Agreement and Plan of Merger, dated as of April 16, 1998 (the "Merger Agreement"), by and among Sterling Commerce, Inc., Sterling Commerce (Southern), Inc. and XcelleNet, Inc. (incorporated by reference to Exhibit 2.1 to the Sterling Commerce, Inc. Current Report on Form 8-K, dated April 16, 1998). (In accordance with Item 601 of Regulation S-K, this copy of the Merger Agreement does not include the schedules or exhibits thereto. Sterling Commerce, Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of such schedules and exhibits upon request.)

      27.1 -- Financial Data Schedule