Form 10-K
period 1998-09-30
STERLING COMMERCE INC
filed 1998-11-19
CIK 1005291

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

    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NO. 1-14196

                               ----------------

                            STERLING COMMERCE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       75-2623341
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

              300 CRESCENT COURT, SUITE 1200 DALLAS, TEXAS 75201
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (214) 981-1100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $0.01 Par Value                     New York Stock Exchange
 Rights to Purchase Series A Junior                     New York Stock Exchange
               Participating
       Preferred Stock, $0.01 Par Value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of November 13, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $3,123,158,402, based on the closing sales price of $33 1/2 of the Registrant's Common Stock on the New York Stock Exchange. All executive officers and directors of the Registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

  As of November 13, 1998, 94,564,538 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual meeting of the Registrant to be held during 1999 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING COMMERCE, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                           PAGE
 --------------                                                           ----
                                         PART I
 ITEM 1.        BUSINESS................................................    2
 ITEM 2.        PROPERTIES..............................................   12
 ITEM 3.        LEGAL PROCEEDINGS.......................................   12
 ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....   12
                                         PART II
 ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS....................................   13
 ITEM 6.        SELECTED FINANCIAL DATA.................................   13
 ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................   14
                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
 ITEM 7A.       RISK....................................................   28
 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   28
 ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE....................   53
                                        PART III
 ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   53
 ITEM 11.       EXECUTIVE COMPENSATION..................................   53
 ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.............................................   53
 ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   53
                                         PART IV
 ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K...............................................   54

                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

  Sterling Commerce, Inc. (together with its predecessors and subsidiaries, the "Company") is a leading provider of electronic commerce ("EC") products, services and solutions worldwide. The Company develops, markets and supports electronic commerce software products, and provides electronic commerce services that enable businesses to engage in business-to-business electronic communications and transactions. The Company has been providing electronic commerce solutions for over 25 years and has numerous customers in many industries, including banking, healthcare, manufacturing, pharmaceuticals, retailing, telecommunications and transportation. The Company has operations throughout the world, including 16 direct sales offices outside of North America, a Pan-European support center in Amsterdam, an Asian support and development center in Singapore and more than 40 distributors worldwide.

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

  In contemplation of the Offering, among other things: (1) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software and (2) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, indemnification and international marketing. See "Shared Management and Contractual Arrangements with Sterling Software" below.

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

  In June 1997, pursuant to an agreement (the "Termination Agreement") with Sterling Software that terminated, effective as of June 30, 1997, the International Distributor Agreement dated March 4, 1996, as amended (the "International Marketing Agreement"), between the Company and Sterling Software, the Company acquired certain assets and assumed certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. The Company also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products.

ACQUISITIONS

  Throughout the Company's history, and particularly since the Distribution, the Company has complemented its internal growth by actively pursuing strategic acquisitions to expand its technologies, product offerings and distribution capabilities. In fiscal 1997, the Company made several acquisitions, including the acquisition of Comfirst S.A. ("Comfirst"), a Paris, France based provider of communications and file transfer software and, as described above, the Company's international distribution channel from Sterling Software.

  In fiscal 1998, the Company made five additional acquisitions, including the acquisition of XcelleNet, Inc. ("XcelleNet"), a provider of remote systems management software and services; the electronic data interchange ("EDI") software and services unit of o.tel.o Communications Gmbh & Co. ("o.tel.o"), a Dusseldorf, Germany based telecommunications company; The Electronic Data Exchange Service Limited ("EDES"), a London, England based provider of value-added electronic data interchange network services and related PC-based enabling software; and Network Integration Systems Pte Ltd. ("NIS") and iCommerce Pte Ltd. ("iCommerce"), Singapore based providers of electronic commerce software and services, including Web-based EC community management software and services.

  For more information with respect to these acquisitions, see "1998 Business Combinations and Reorganizations" in Item 7, Part II of this report and Note 4 of the Notes to Consolidated Financial Statements included in Item 8, Part II of this report. Such information is incorporated herein by reference.

TARGETED MARKET

  The Company offers a comprehensive range of electronic commerce business solutions for the business-to-business electronic commerce market. The Company continually strives to understand the business requirements of the global electronic commerce market, to address these requirements with flexible, reliable and secure electronic commerce solutions and to deliver these solutions in a cost efficient manner.

  The Company believes that many of today's business organizations operate as extended enterprises that include an entity's divisions, plant sites and sales offices, and also involve close partnering relationships with customers, suppliers, banks and other trading partners. This extension of the enterprise is often referred to as a supply chain. The Company's electronic commerce solutions help to automate this supply chain by:

  .  Linking business processes within and between enterprises;

  . Integrating different systems, such as various computing platforms, protocols and business document formats;

  .  Assisting in building and managing commerce community relationships; and

  .  Effecting electronic payments among companies and banks.

  These solutions focus on the business-to-business market and take advantage of multiple technologies, including Internet-related technologies, to address the needs of customers.

ORGANIZATIONAL STRUCTURE

  The Company operates primarily through the following three groups, each of which offers a distinct family of products and services to the worldwide business-to-business electronic commerce market: the Commerce Services Group, the Interchange Software Group and the Communications Software Group. The Company also provides EC education, consulting and outsourcing services for three of its primary product families through the Company's newly formed Managed Services Division and provides bank automation software through its Banking Systems Division. The Company believes that its decentralized organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and profit objectives.

REVENUE SOURCES

  The Company generates revenue from three sources--products, product support and services--as follows:

  . Products revenue is primarily derived from license fees from the Company's GENTRAN, CONNECT and VECTOR software product families. Products revenue is recognized at the time of product delivery, provided no significant vendor obligations exist and collection is probable.

  . Product support revenue consists primarily of fees from product support agreements that generally provide customers with updated or enhanced versions of the Company's software products and telephone and Internet access to the Company's technical personnel. Product support revenue is deferred and recognized ratably over the term of the applicable product support agreement, which is generally from one to three years.

  . Services revenue consists primarily of transaction fees for services offered as part of the COMMERCE family of products and is recognized at the time the service is performed. Services revenue also includes fees generated through the Company's Managed Services Division, which revenue is recognized at the time the service is performed.

  A majority of the Company's software customers enter into product support agreements and renew such agreements prior to expiration of the support agreement. Moreover, although most COMMERCE services agreements are cancelable upon 30 days' notice, the Company's experience is that once customers initiate use of the Company's COMMERCE services, they generally continue to use such services. Accordingly, the Company considers revenue from product support and COMMERCE services as recurring revenue. Recurring revenue increased $51,835,000, or 26%, in 1998 as compared to 1997 and represented 51% of total revenue in 1998 and 57% in 1997. The decrease in the relative percentage is due to the Company receiving 100% of the revenues from the licensing of products outside the United States and Canada in 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the first three quarters of 1997 pursuant to the International Marketing Agreement and also in part to the significant growth in products revenue in 1998.

PRODUCTS AND SERVICES

 General

  The Company's approach to automating the supply chain incorporates five interrelated software and services solutions layers:

  . Software infrastructure for electronic commerce, including software for the secure movement of information and for remote systems management;

  . Application integration software to integrate disparate systems within and between enterprises;

  . Software to automate business processes, such as buying and selling over the World Wide Web ("Web");

  . Community management services to build, manage and service business communities; and

  . Managed services to provide education, training, consulting and outsourcing.

  The Company's four families of software products and services address these solutions layers. Most of the Company's supported software products and services accommodate four character year dating required to address Year 2000 issues. For those supported software products or services that do not, the Company has established plans to upgrade such products or to offer alternative software products, services or solutions. These plans have been integrated into the Company's normal development cycles. See "Year 2000" in Item 7, Part II of this report. Such information is incorporated herein by reference. A brief description of each family of products is included in the following table:

       COMMERCE                 GENTRAN                 CONNECT                 VECTOR
       --------                 -------                 -------                 ------
A family of EC          A family of EC message  A family of advanced   A family of bank
community management    management and data     file transfer and       automation software
and value-added         transformation          remote and mobile          products
services                software products       management software
                                                products

 COMMERCE Family

  COMMERCE services and products, offered by the Company's Commerce Services Group, are EC value-added services and software that allow companies to build, manage and service their global commerce communities over the Internet and private networks. These include vertical business application solutions that take advantage of the Company's other product and services offerings. COMMERCE solutions include:

  . Community management services that help companies build, manage and service their global commerce communities;

  .  Industry-specific value-added applications;

  . EC network services that facilitate the exchange and distribution of electronic business documents, the completion of commercial business transactions and the provision of automated catalog information;

  .  Virtual Industry Networks (VIN);

  .  Electronic payment products;

  .  Year 2000 compliance testing solutions;

  .  Electronic catalogs; and

  .  Connectivity through the Internet or private networks.

  Service offerings released in fiscal 1998 include: COMMERCE:Tracker, a Web-based shipment tracking solution; COMMERCE:Locator, a Web-based trading partner matching service; COMMERCE:Y2K, a Year 2000 testing and compliance solution for EDI trading communities; and COMMERCE:Advantage, a solution for banks to provide electronic payments and other EC capabilities to their corporate customers.

  The COMMERCE solutions are marketed to targeted vertical industry groups, including the pharmaceutical, hardlines, grocery, healthcare, insurance, retail, transportation, automotive, entertainment, telecommunications, chemical and petroleum, paper and packaging and banking industries, as well as government agencies. As of September 30, 1998, there were approximately 25,000 COMMERCE customers worldwide, including GTE Telecommunications, Inc., The Home Depot, Pfizer, Roadway Express, Roche Laboratories, SUPERVALU, Toys "R' Us and United Parcel Service (UPS).

 GENTRAN Family

  The GENTRAN family of products, offered by the Company's Interchange Software Group, allows businesses to automate and manage the flow of internal and external business transactions enabling companies to integrate their business processes within commerce communities through the Internet, electronic messaging and EDI. GENTRAN solutions offer:

  . Software for integrating a company's business processes with their customers' and suppliers' systems;

  . Messaging software for automating and managing the flow of internal and external business transactions across multiple platforms and environments; and

  .  Secure, scaleable Web-enabled electronic commerce and EDI solutions.

  GENTRAN software products are available for all major operating systems and platforms, including UNIX, Windows, Windows NT, AS/400 and IBM mainframe. GENTRAN products are designed for high-volume, commercial traffic and support any-to-any message exchange and data transformation across platforms. Key products within the GENTRAN family include GENTRAN:Server and GENTRAN Web Suite. The GENTRAN family of products can be closely interfaced with applications systems provided by major enterprise resource planning ("ERP") vendors such as Baan, Oracle, PeopleSoft and SAP. In addition, companies such as Lawson Software, and Symix resell GENTRAN solutions to their customers. As of September 30, 1998, GENTRAN products were licensed to over 8,250 customers worldwide, including Matsushita Electronics, SAP AG, the U.S. Department of Defense and Wal-Mart Stores.

 CONNECT Family

  The CONNECT family of products, offered by the Company's Communications Software Group, provides infrastructure software for EC and business applications, enabling organizations to automatically manage remote systems and electronically exchange information securely and reliably across department and company boundaries. CONNECT product offerings include:

  .  Software for high-performance point-to-point data exchange;

  .  Software for data collection, warehousing and distribution;

  .  Software for data communications management;

  .  Software for message driven business process exchange;

  .  Software for remote and mobile systems management; and

  .  Mobile user management over the Internet, intranets and extranets.

  The CONNECT family of products is widely used as the communications solution within many organizations and industries, including government agencies and the telecommunications, banking and financial services industries. Key CONNECT products include CONNECT:Direct, CONNECT:Mailbox, CONNECT:Remote and CONNECT:Manage. As of September 30, 1998, CONNECT products were licensed to over 6,850 customers worldwide, including British Telecom, Electronic Data Services Corporation ("EDS"), HBO & Co., MCI WorldCom and Traveler's Insurance.

 VECTOR Family

  The VECTOR family of products, offered by the Company's Banking Systems Division, enables financial institutions to manage the flow of checks and related items, to automate other banking processes and to offer new services to their customers. VECTOR products include:

  . Software that automates key item processing applications for financial institutions, such as statement sorting, check fraud control, electronic check presentment and return item processing; and

  . Software that enables banks to offer integrated item processing services to their retail and corporate customers.

  At September 30, 1998, the Company had licensed over 1,300 copies of VECTOR products to customers worldwide, including 99 of the top 100 U.S. banks, as ranked by deposits as of December 31, 1997 in American Banker magazine. Customers include BankAmerica, Chase Manhattan, Wells Fargo and ABN-AMRO.

INTERNET SOLUTIONS

  Companies today are looking for ways to extend their business processes to the Internet or the Web. By extending these processes, they can increase revenues and reduce costs. According to Dataquest, a unit of the Gartner Group ("Dataquest"), this market, known as the business-to-business Web-commerce market, was $28.5 million in 1997 and is projected to grow to $1.27 billion by 2002. The Company is addressing this large and expanding market by providing Internet-related electronic commerce solutions across its product and services families. These include:

  .  Internet-based transport with the CONNECT family;

  .  Mobile user management for intranets and extranets with CONNECT:Manage;

  . Web application integration and business process automation through GENTRAN Web Suite;

  . Web-centric value-added application solutions through COMMERCE:Tracker and COMMERCE:Banker;

  . Web community management for individual companies or industry groups with the COMMERCE family;

  . Web managed services to provide Web core competence with the solutions provided by the Managed Services Division; and

  Customers include Booknet, Chanel, Freedom Furniture, Reuters, Whirlpool and Xerox.

MANAGED SERVICES

  According to Dataquest, the worldwide EC services market is expected to grow from $8 billion in 1998 to $21 billion by 2002. This acceleration is driven by Year 2000 initiatives, the shortage of available technological personnel within companies, the increasing trend for companies to focus on their core businesses and the ongoing need to evaluate and integrate new developments in information technology. In response to these developments, the Company formed the Managed Services Division to offer customers of the Company's three primary software and services families (COMMERCE, GENTRAN, and CONNECT) a consolidated set of managed services to help them successfully implement their EC programs. These services include custom and packaged solutions, education, training and outsourcing. The Managed Services Division works closely with leading systems integrators such as EDS, Andersen Consulting, KPMG and Deloitte & Touche Consulting. Customers of the Managed Services Division include Caliber Technology, Inc., Mitsubishi International, Owens Corning and Union Carbide.

SALES AND MARKETING

  The Company's Commerce Services Group, Interchange Software Group and Communications Software Group each has its own sales and marketing organizations. These organizations license and market the Company's products and services on a worldwide basis through a combination of direct sales, indirect sales through distributors and resellers, telesales and telemarketing. The Company has implemented a performance-based program of sales commissions, awards and recognition designed to compensate and motivate its sales forces.

EMPLOYEES

  The Company's business is dependent upon its ability to attract and retain highly qualified personnel, who are currently in limited supply. The Company's operations could be adversely affected if it were to lose the services of a significant number of its employees or if the Company were unable to obtain additional qualified personnel when needed. The market for highly qualified personnel in the software and electronic commerce industries is extremely competitive, making it difficult for companies in these industries, including the Company, to attract and retain qualified employees. To attract and retain qualified employees, the Company offers competitive compensation and benefits packages and strives to maintain excellent employee relations, attractive office facilities and challenging working environments. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be excellent.

  At September 30, 1998, the Company employed approximately 2,300 full-time employees.

CUSTOMERS

  The Company has a worldwide customer base in more than 15 industries, including banking, telecommunications, manufacturing, insurance, healthcare, automotive, retail, transportation, pharmaceuticals and consumer products. While the Company's customer base includes some of the largest multinational companies in the world, it also includes numerous regional and local companies. As of September 30, 1998, the Company's customers included 95 of the 100 largest U.S. industrial corporations, as ranked by 1997 sales in

Fortune magazine, and 99 of the top 100 U.S. commercial banks, as ranked by deposits as of December 31, 1997, in American Banker magazine.

  Many of these customers use several of the Company's products and services, including Internet-related electronic commerce solutions. Because large companies drive electronic commerce across the supply chain, the Company often works with these companies to market its electronic commerce solutions to their trading partners, many of which are small to medium-sized companies. The Company strives to develop and market products for companies of all sizes.

PRODUCT LICENSES AND PRODUCT SUPPORT

  The Company's software products are licensed for perpetual use or for a fixed term. The Company typically does not sell its software products. The license agreements generally restrict the use of the underlying product to designated sites or central processing units and prohibit the reproduction, transfer or disclosure of the product. However, some license agreements may cover multiple sites or multiple central processing units at one site.

  In addition to licensing the use of its software products to customers, the Company also often sells product support services to its customers. Typically, the Company provides these services pursuant to product support agreements having terms ranging generally from one to three years. The Company's product support agreements generally allow customers to receive updated or enhanced versions of the Company's software products as they become available and also allow telephone and Internet access to the Company's technical personnel.

PRODUCT DEVELOPMENT

  The Company's product development strategy is to enhance existing products and to introduce new products based upon current and anticipated customer needs. The Company's approach to product development includes, among other things, evaluating anticipated customer needs, analyzing the cost of developing new products versus the cost of acquiring new products and analyzing anticipated revenues from new and enhanced products. For example, the Company may seek to acquire an existing product or to acquire a company that owns an existing product rather than develop the product internally. In other instances, the Company may contract with a third-party developer to develop the product for the Company. Because of these and other factors, the Company is unable to estimate future product development costs.

  The Company's Commerce Services Group, Interchange Software Group and Communications Software Group each performs its own product development functions. The Company believes that this decentralized structure facilitates development cost control and focuses the development function on customer needs. Gross product development costs in 1998, 1997 and 1996 were $47,300,000, $38,400,000 and $27,800,000, respectively, of which the Company capitalized $17,600,000, $13,500,000 and $12,300,000, respectively, as the cost of developing and testing new or significantly enhanced software products. Product development expense and the capitalization rate may fluctuate from period to period depending, in part, upon the number and status of software development projects in process.

  The Company is addressing Year 2000 issues that may have a material impact on its product and services offerings. In this regard, see "Year 2000" in Item 7,
Part II of this report. Such information is incorporated herein by reference.

COMPETITION

  The Company believes that its ability to compete successfully in the electronic commerce industry depends on numerous factors, both within and outside its control, including product performance, functionality and reliability, price and customer service and support. The Company's strategy is to offer EC business solutions that are designed to meet the needs of the various segments of the electronic commerce market on a local, regional and worldwide basis. The Company seeks to differentiate itself through superior products and services, its reputation for quality and value and its ability to respond quickly and efficiently to the changing needs of its electronic commerce customers. See "Risk Factors--Competition" in Item 7, Part II of this report for additional information regarding the Company's competitive environment, including a list of certain of the Company's competitors. Such information is incorporated herein by reference.

INTELLECTUAL PROPERTY RIGHTS

  The Company relies primarily on a combination of copyright, patent and trademark laws, confidentiality procedures and contractual provisions to protect its intellectual property rights. The Company routinely enters into nondisclosure and confidentiality agreements with employees, contractors, consultants, vendors and customers to protect its proprietary rights.

  The Company does not believe that any of its products or services infringe on the valid rights of third parties in any material respect. Licenses for a number of software products have been granted to the Company for its own use or for remarketing to its customers.

  See "Risk Factors--Limited Protection of Proprietary Rights; Risks of Infringement and Loss of Licenses" in Item 7, Part II of this report for additional information relating to the intellectual property rights of the Company. Such information is incorporated herein by reference.

  The COMMERCE, GENTRAN, CONNECT and VECTOR product and service names used herein are registered or unregistered trademarks owned by the Company.

SHARED MANAGEMENT AND CONTRACTUAL ARRANGEMENTS WITH STERLING SOFTWARE

 Shared Management

  The Board of Directors of the Company (the "Board") currently has seven members. Messrs. Sterling L. Williams (Chairman), Sam Wyly, Charles J. Wyly, Jr. and Evan A. Wyly are directors of the Company and are also directors of Sterling Software. Mr. Williams, who serves as President and Chief Executive Officer of Sterling Software, ceased his employment with the Company in May 1998, whereupon he and the Company entered into a consulting agreement.

  The Company and Sterling Software have certain contractual and other ongoing relationships as discussed below under "Intercompany Agreements." Conflicts of interest may arise between the Company and Sterling Software in a number of areas relating to such ongoing relationships, including potential competitive business activities, tax and employee benefit matters, indemnity arrangements and the continued service of certain directors of each of the Company and Sterling Software as directors of the other company. The Board utilizes such procedures in evaluating the terms and provisions of any material transactions between the Company and Sterling Software and their respective affiliates as the Board may determine appropriate in light of its fiduciary duties under applicable state law.

 Contractual Arrangements

  In anticipation of the Offering, the Company and Sterling Software entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's ownership interest in the Company, the terms of such agreements were not the result of arm's-length negotiation.

  The Intercompany Agreements included, among others, a tax allocation agreement, an indemnification agreement and the International Marketing Agreement, each of which is briefly described below:

  . The tax allocation agreement provides that for periods during which the Company is included in Sterling Software's consolidated federal income tax returns or consolidated, combined or unitary state tax returns (which periods included the period between the Offering and the Distribution), the Company is required to pay to or is entitled to receive from Sterling Software its allocable portion of the consolidated federal and state income tax liability or refunds, respectively.

  . The indemnification agreement provides, among other things, that each party thereto (the "Indemnifying Party") will indemnify the other party thereto and its directors, officers, employees, agents and representatives (each, an "Indemnified Party") for liabilities that may be incurred by an Indemnified Party relating to (1) the businesses, operations or assets conducted or owned or formerly conducted or owned by the Indemnifying Party and its subsidiaries (except, in the case where Sterling Software is the Indemnifying Party, the businesses, operations and assets of the Company and its subsidiaries) or (2) the failure by the Indemnifying Party to comply with any other agreements executed in connection with the Offering. In addition, the indemnification agreement provides that the Company will indemnify Sterling Software and its directors, officers, employees, agents and representatives for any liabilities resulting from or arising out of certain acts, failures to act or the provision of incorrect factual information by the Company in connection with the Internal Revenue Service ruling request that cause the Distribution to be taxable to Sterling Software or its stockholders. The indemnification agreement also provides that each party thereto (the "Obligor Party") (1) will use reasonable efforts to obtain the release of the other party thereto (the "Guarantor Party") from its obligation under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party, (2) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements and (3) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder.

  . The International Marketing Agreement, which was terminated effective as of June 30, 1997, defined the terms pursuant to which Sterling Software acted as the exclusive distributor of certain of the Company's products in markets outside the United States and Canada. See "Introduction" in
     Item 1, Part I of this report and Note 4 to the Notes to Consolidated Financial Statements included in Item 8, Part II of this report.

EXECUTIVE AND OTHER OFFICERS

  The following information regarding the executive officers of the Company is as of November 13, 1998.

NAME                   AGE                       POSITION
----                   ---                       --------
Warner C. Blow........  61 President and Chief Executive Officer; Director
J. Brad Sharp.........  41 Executive Vice President and Chief Operating Officer
Paul L. H. Olson......  48 Executive Vice President and Group President
Stephen R. Perkins....  54 Executive Vice President and Group President
Randall P. Harvey.....  45 Senior Vice President and Group President
Albert K. Hoover......  38 Senior Vice President and General Counsel; Secretary
Steven P. Shiflet.....  51 Senior Vice President and Chief Financial Officer

  Warner C. Blow has served as President of the Company since December 1995 and as Chief Executive Officer and a director since October 1996. From December 1995 to October 1996, Mr. Blow also served as Chief Operating Officer of the Company. Prior to December 1995, Mr. Blow served as President of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993 and as an Executive Vice President of Sterling Software from October 1989.

  J. Brad Sharp has served as Executive Vice President of the Company since November 1997 and as Chief Operating Officer since October 1998. Mr. Sharp served as President of the Interchange Software Group from December 1995 to October 1998. From December 1995 to November 1997, Mr. Sharp served as a Senior Vice

President of the Company. Prior to March 1996, Mr. Sharp served as President of the Interchange Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from August 1992.

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

  Randall P. Harvey has served as Senior Vice President of the Company and as President of the Interchange Software Group since October 1998. From March 1996 to October 1998, Mr. Harvey served as Vice President of Labs for the Interchange Software Group. Prior to March 1996, Mr. Harvey served as Vice President of Labs of the Interchange Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from 1993.

  Albert K. Hoover has served as Senior Vice President and General Counsel of the Company since June 1997 and as Secretary since June 1998. From December 1995 until June 1997, Mr. Hoover served as Vice President, Legal of the Company. Prior to March 1996, Mr. Hoover served as Vice President, Legal of Sterling Software from May 1994 and Assistant General Counsel of Sterling Software from June 1990.

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

  The following information regarding certain other vice presidents of the Company is also as of November 13, 1998.

 NAME                                      AGE          POSITION
 ----                                      ---          --------
 William W. Hymes........................   62 Senior Vice President and
                                               Division President
 James W. Hoyt...........................   51 Vice President, Technology
 Thomas A. Lutz..........................   58 Vice President
 Dawn Wheeler............................   39 Vice President, Investor
                                               Relations
 G. Clark Woodford.......................   51 Vice President, Business
                                               Development

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

  James W. Hoyt has served as Vice President, Technology of the Company since July 1996. Mr. Hoyt served as Director of Product Architecture of the Company's Communications Software Group from March 1996 until June 1996 and of Sterling Software's Communications Software Division from July 1993 until March 1996.

  Thomas A. Lutz has served as a Vice President of the Company since December 1995. Mr. Lutz served as President of the former International Division of the Commerce Services Group from June 1997 until

September 1998. Mr. Lutz served as President of the Company's former International Group from December 1995 until June 1997. Prior to March 1996, Mr. Lutz served as President of Sterling Software's Creative Data Systems Division from October 1991.

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

  G. Clark Woodford has served as Vice President, Business Development of the Company since December 1995. Prior to December 1995, Mr. Woodford served as Vice President, Business Development of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from November 1993.

ITEM 2. PROPERTIES.

  The Company's principal executive offices are located in Dallas, Texas. The Company's principal administrative offices are located in Columbus, Ohio. Both facilities are leased under operating leases. The Company also leases offices and facilities in more than 39 other locations in the United States and various other countries under operating leases. The Company believes that its facilities will be adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

ITEM 3. LEGAL PROCEEDINGS.

  The information set forth in Note 5 of the Notes to Consolidated Financial Statements included in Item 8, Part II of this report is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has traded on the New York Stock Exchange since March 8, 1996, under the symbol "SE." The high and low sales prices for the Company's Common Stock for the periods indicated are set forth below.

                                                                  PRICE RANGE
                                                                ----------------
                                                                  HIGH     LOW
                                                                -------- -------
     YEAR ENDED SEPTEMBER 30, 1997:
     Quarter Ended:
     December 31, 1996......................................... $35 3/4  $25 1/2
     March 31, 1997............................................ $38 5/8  $26 3/4
     June 30, 1997............................................. $34 7/8  $24 1/8
     September 30, 1997........................................ $40 5/16 $29 1/2
     YEAR ENDED SEPTEMBER 30, 1998:
     Quarter Ended:
     December 31, 1997......................................... $39 1/8  $31 1/2
     March 31, 1998............................................ $50 1/4  $33 1/2
     June 30, 1998............................................. $48 3/4  $37 1/2
     September 30, 1998........................................ $48 1/2  $30

  At November 13, 1998, the Company had approximately 1,130 holders of record of Common Stock.

  The Company did not pay dividends on its Common Stock during the years ended September 30, 1997 and 1998. Under the terms of the Company's Revolving Credit and Term Loan Agreement, as amended (the "Credit Agreement"), the Company is prohibited from making distributions in the form of cash dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                            YEARS ENDED SEPTEMBER 30
                                  ---------------------------------------------
                                    1998      1997     1996     1995     1994
                                  --------  -------- -------- -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
OPERATING DATA:
Revenue.........................  $490,302  $350,597 $267,773 $203,578 $155,916
Cost of sales...................    96,161    70,615   54,418   41,550   36,282
Product development and enhance-
 ment expenses..................    29,717    24,853   15,553   14,807   12,497
Selling, general and administra-
 tive expenses..................   201,689   134,849  102,597   75,193   60,732
Income (loss) before other in-
 come (expense) and
income taxes(1).................   (21,161)   72,591   95,205   72,028   46,405
Net income (loss)...............   (61,156)   55,444   58,392   42,930   27,753
Income (loss) per common share:
  Basic.........................  $  (0.67) $   0.66 $   0.79
  Diluted.......................  $  (0.67) $   0.64 $   0.77
BALANCE SHEET DATA:
Working capital(2)..............  $545,114  $491,801 $ 77,159 $  3,692 $  2,198
Total assets....................   967,004   748,566  241,680  128,978  100,638
Stockholders' equity............   747,915   600,862  138,187
Stockholder's net investment....                                53,187   43,051

--------
(1) Net of $116,460,000 of purchased research and development and $67,436,000 of reorganization and unusual costs charged to expense in 1998 and $31,879,000 of purchased in-process research and development and $15,810,000 of reorganization and unusual costs charged to expense in 1997.

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

  In contemplation of the Offering, among other things: (1) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software and (2) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, indemnification and international marketing. See "Shared Management and Contractual Arrangements with Sterling Software" in Item 1, Part I of this report, for a discussion of such contractual arrangements with Sterling Software.

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

  On February 28, 1997, the Company completed the Follow-On Offering of 14,375,000 previously unissued shares of Common Stock. The net proceeds of $400,145,000 were added to the Company's working capital and are being used for general corporate purposes, including acquisitions. Pending such use, the funds are being invested in investment grade debt securities and other marketable securities. See "Acquisitions" in Item 1, Part I of this report and
Note 4 of the Notes to Consolidated Financial Statements included in Item 8,
Part II of this report for information regarding acquisitions made by the Company since the Distribution, and see "1998 Business Combinations and Reorganizations" below for further information regarding acquisitions completed in fiscal 1998.

1998 BUSINESS COMBINATIONS AND REORGANIZATIONS

  On July 21, 1998, the Company completed the acquisition of all the issued and outstanding stock of XcelleNet, an Atlanta, Georgia based provider of remote systems management products and services. The aggregate purchase price paid was approximately $224,000,000, consisting of approximately $83,000,000 of cash, which cash was funded from the Company's available cash balances, approximately 2,442,000 shares of newly issued Common Stock and options to purchase approximately 1,287,000 shares of Common Stock to replace outstanding options to purchase XcelleNet common stock held by XcelleNet employees and directors. The cash cost of the acquisition includes approximately $9,000,000 of costs directly related to the acquisition, consisting of employee termination costs, transaction costs, costs associated with the elimination of facilities and other direct costs. The results of operations of XcelleNet are included in the Company's results of operations from the date of the acquisition.

  The Company also completed the following acquisitions in 1998:

  . In two separate transactions in April and August 1998, the Company acquired for cash certain assets and assumed certain liabilities associated with the EDI software and services unit of o.tel.o, a Dusseldorf, Germany based telecommunications company specializing in cellular, cable television and Internet access services.

  . In June 1998, the Company acquired for cash all of the issued and outstanding capital stock of EDES, a London, England based provider of value-added electronic data interchange network services and related PC-based enabling software.

  . In July 1998, the Company acquired for cash all of the issued and outstanding capital stock of NIS, a Singapore based provider of electronic commerce software and services.

  . In July 1998, the Company acquired for cash all of the issued and outstanding capital stock of iCommerce, a Singapore based provider of Web based EC community management products and services.

  The aggregate cash purchase price for these acquisitions was approximately $10,000,000, which was funded from the Company's available cash balances. The results of operations of these acquisitions are included in the Company's results of operations from the dates of acquisition.

  Results of operations for 1998 include $116,460,000 of purchased research and development costs primarily related to the XcelleNet acquisition. This amount was attributed to purchased research and development as valued by an independent appraiser, and was charged to expense in accordance with the purchase method of accounting.

REORGANIZATION AND UNUSUAL COSTS

  The Company's results of operations for 1998 include reorganization and unusual costs of $67,436,000 primarily related to the reorganization of the Company's operations in connection with the acquisitions noted above and the Company's strategic decision to discontinue certain businesses and activities.

  Of the total reorganization and unusual costs, non-cash costs are approximately $40,240,000 and the remaining costs of $27,196,000 require cash outlays. Currently, the Company does not expect to incur costs related to these reorganizations in excess of the amount charged to operations in 1998.

  The Company's results of operations for 1997 include reorganization and unusual costs of $15,810,000 primarily related to the reorganization of the Company in connection with the acquisitions of Automated Catalogue Services, Inc. and Comfirst and the termination of the International Marketing Agreement. During 1998, the Company disbursed the accrued balance remaining of these costs at September 30, 1997 of $8,991,000. The Company does not expect to incur any further costs related to these reorganizations.

RESULTS OF OPERATIONS

 Years Ended September 30, 1998 and 1997

  Total revenue increased $139,705,000 or 40% in 1998 as compared to 1997. The revenue increase was due to a $80,746,000 increase in products revenue, a $46,028,000 increase in services revenue and a $29,689,000 increase in product support revenue, offset partially by a $16,758,000 decrease in royalties from Sterling Software. Products revenue increased 73%, services revenue increased 30% and product support revenue increased 42% in 1998 as compared to 1997. The Company's product lines experienced growth in products revenue and product support due to the addition of new customers, new product offerings, certain product price increases and a continuing expansion of the installed customer base for product support. The increase in products and product support revenue is primarily the result of increased licensing of CONNECT and GENTRAN software products and is also the result of having direct licensing of these products outside of the United States and Canada in 1998 as opposed to having royalty revenue in the first three quarters of 1997. The increase in services revenue is due primarily to growth in existing COMMERCE services customer volume and the addition of new customers, primarily in the hardlines, retail, grocery and healthcare markets, and also due to an increase in education and consulting services. No royalty revenue was recorded in 1998 due to the termination of the International Marketing Agreement effective June 30, 1997.

  The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and electronic commerce service agreements cancelable upon 30 days' notice. The Company includes the entire portion of the recognized revenue from COMMERCE service agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $51,835,000 or 26% in 1998 as compared to 1997 and represented 51% of total revenue in 1998 and 57% in 1997. The decrease in the relative percentage is due to the Company receiving 100% of the revenues from the licensing of products outside the United States and Canada in 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the first three quarters of 1997 pursuant to the International Marketing Agreement and also in part to the significant growth in products revenue in 1998. For 1998, 55% of the Company's products revenue was for products designed for operating platforms other than mainframe operating platforms, as compared to 54% for 1997. This increase in the relative percentage of products revenue for products designed for operating platforms other than mainframes is due primarily to an increase in sales of products for the UNIX and Windows NT platforms. Revenue outside of the United States, as a percentage of total revenue, increased to 21% in 1998 from 14% in 1997 primarily due to an increase in international licensing of CONNECT and GENTRAN software, as well as to the termination of the International Marketing Agreement.

  Total costs and expenses increased $233,457,000 in 1998 as compared to 1997 due primarily to charges in the fourth quarter of 1998 of $116,460,000 for purchased research and development acquired primarily from XcelleNet and $67,436,000 of reorganization and unusual costs. Excluding these charges and similar charges in 1997, total costs and expenses increased $97,250,000 or 42% on revenue growth of 40%. This percentage increase in total costs and expenses is primarily due to a 50% increase in selling, general and administrative expenses and to a lesser extent a 36% increase in cost of sales and a 20% increase in product development and enhancement expenses compared with the prior year. The Company believes further expenditures of approximately $8,500,000 primarily for salaries, wages and benefits of development personnel will be required during the next 18 months to develop into commercially viable products the research and development purchased primarily from XcelleNet.

  The components of reorganization and unusual costs in 1998 consist primarily of a write-down of software products and other assets and recognition of liabilities associated with software products and services which will no longer be actively marketed or supported in the amount of approximately $40,010,000; write-off of excess costs over net assets acquired of approximately $8,488,000; employee termination costs of approximately $7,993,000; out-of-pocket costs related to the reorganization of approximately $4,784,000; and other costs of approximately $6,161,000.

  Total cost of sales consists primarily of salaries and other related expenses for product support, data center and communications personnel and other related expenses for the Company's data center and other facilities, communications, product media, duplication, packaging and shipping. Total cost of sales increased $25,546,000 or 36% in 1998 as compared to 1997. As a percentage of total revenue, total cost of sales remained unchanged at 20% for 1998 and 1997. Cost of sales for services increased $17,921,000 or 49% due to higher COMMERCE services costs to support a growing customer base and greater customer volume and also due to higher costs associated with providing education and consulting services. As a percentage of total revenue, cost of sales for services increased to 11% for 1998 from 10% in 1997. Cost of sales for products and product support increased $7,625,000 or 22% due to increased costs to support expanding software sales, a larger installed customer base and higher amortization costs of capitalized development for software products. Cost of sales for products and product support decreased as a percentage of total revenue to 9% in 1998 from 10% in 1997. Cost of sales includes $28,649,000 of depreciation and amortization for 1998 and $21,611,000 of depreciation and amortization for 1997.

  Product development and enhancement expense consists primarily of salaries and other related expenses for product development personnel, together with the cost of facilities and equipment. Product development and enhancement expense for 1998 of $29,717,000, net of $17,600,000 capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold or Otherwise Marketed"("FAS 86"), increased $4,864,000 or 20% compared to 1997 product development and enhancement expense of $24,853,000, net of $13,519,000 of amounts capitalized pursuant to FAS 86. The increase was primarily due to the higher gross product development expense relating to products under development during 1998. As a percentage of total revenue, product development and enhancement expense decreased to 6% in 1998 from 7% in 1997. As a percentage of total development and enhancement expense, total capitalized costs increased to 37% in 1998 from 35% in 1997. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expense consists primarily of salaries, commissions and other related expenses of sales, marketing, administrative, executive and financial personnel, as well as outside professional fees, facilities and depreciation expenses. Selling, general and administrative expense increased $66,840,000 or 50% in 1998 as compared to 1997 due in part to increases in personnel following the termination of the International Marketing Agreement in June 1997. As a percentage of total revenue, selling, general and administrative expenses increased to 41% for 1998 from 38% in 1997.

  Loss before other income and income taxes was $21,161,000 for 1998 as compared to income before other income and income taxes of $72,591,000 for the same period of 1997 due to the $139,705,000 increase in revenues offset by the $233,457,000 increase in total costs and expenses including nonrecurring charges of $183,896,000 for purchased research and development and reorganization and other unusual costs in the fourth quarter of 1998 related to the acquisitions and other activities noted above. Other income increased $7,459,000 in 1998 as compared to 1997, primarily due to an increase in investment income resulting generally from a higher average balance of investments in cash, cash equivalents and marketable securities resulting primarily from the net cash proceeds received by the Company from the Follow-On Offering together with cash flows from operating activities. Excluding the nonrecurring charges in 1998 and 1997, income before income taxes increased $49,914,000 or 36% in 1998 as compared to 1997.

  Provision for income taxes increased $30,307,000 in 1998 as compared to 1997, primarily due to the increase in taxable income including non-deductible charges in 1998 as compared to 1997.

 Years Ended September 30, 1997 and 1996

  Total revenue increased $82,824,000 or 31% in 1997 as compared to 1996. The revenue increase was due to a $42,056,000 increase in services revenue, a $29,671,000 increase in products revenue and a $15,087,000 increase in product support revenue, offset partially by a $3,990,000 decrease in royalties from Sterling Software. Services revenue increased 38% in 1997 as compared to 1996, primarily from growth in existing commerce services customer volume and the addition of new customers, primarily in the hardlines, retail, grocery and healthcare markets. Products revenue increased 37%, product support revenue increased 27% and royalty revenue decreased 19% in 1997 as compared to 1996. The Company's product lines experienced growth in products revenue, product support revenue and royalty revenue due to the addition of new customers, new product offerings, certain product price increases and a continuing expansion of the installed customer base for product support. The increase in products and product support revenue is primarily the result of increased licensing of CONNECT and GENTRAN software products and is also the result of having direct licensing of these products outside of the United States and Canada for the fourth quarter of 1997 as opposed to having royalty revenue in the fourth quarter of 1996. The decrease in royalty revenue is largely due to the termination of the International

Marketing Agreement effective June 30, 1997. Royalty revenue had increased 13% in the first nine months of 1997 as compared to the same period of 1996.

  The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and electronic commerce service agreements cancelable upon 30 days' notice. The Company includes the entire portion of the recognized revenue from COMMERCE service agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $46,623,000 or 30% in 1997 as compared to 1996 and represented 57% of total revenue in both 1997 and 1996. For 1997, 54% of the Company's products revenue was for products designed for operating platforms other than mainframe operating platforms, as compared to 53% for 1996. Revenue outside of the United States, as a percentage of total revenue, increased to 14% in 1997 from 12% in 1996.

  Total costs and expenses increased $105,438,000 in 1997 as compared to 1996 due in part to charges in the third quarter of 1997 of $31,879,000 for purchased in-process research and development acquired primarily from ACS and $15,810,000 of reorganization and unusual costs related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software. Excluding these charges, total costs and expenses increased $57,749,000 or 33% on revenue growth of 31%. This percentage increase in total costs and expenses is primarily due to a 30% increase in cost of sales, a 31% increase in selling, general and administrative costs and to a lesser extent a 60% increase in product development and enhancement expense compared with the prior year.

  The components of the reorganization and unusual costs consist primarily of an early termination payment to Sterling Software of approximately $5,226,000; transaction costs and professional fees of approximately $3,100,000; severance and transition costs of approximately $2,400,000; and other out-of-pocket costs of approximately $5,084,000.

  Total cost of sales consists primarily of salaries and other related expenses for product support, data center and communications personnel and other related expenses for the Company's data center and other facilities, communications, product media, duplication, packaging and shipping. Total cost of sales increased $16,197,000 or 30% in 1997 as compared to 1996. As a percentage of total revenue, total cost of sales remained unchanged at 20% for 1997 and 1996. Cost of sales for services increased $9,427,000 or 35% due primarily to higher COMMERCE services costs to support a growing customer base and greater customer volume. As a percentage of total revenue, cost of sales for services remained unchanged at 10% for 1997 and 1996. Cost of sales for products and product support increased $6,770,000 or 25% due to increased costs to support expanding software sales, a larger installed customer base and higher amortization costs of capitalized development for software products. Cost of sales for products and product support remained constant as a percentage of total revenue at 10% in 1997 and in 1996. Cost of sales includes $21,611,000 of depreciation and amortization in 1997 and $16,314,000 of depreciation and amortization in 1996.

  Product development and enhancement expense consists primarily of salaries and other related expenses for product development personnel, together with the cost of facilities and equipment. Product development and enhancement expense for 1997 of $24,853,000, net of $13,519,000 of amounts capitalized pursuant to FAS 86, increased $9,300,000 or 60% compared to 1996 product development and enhancement expense of $15,553,000, net of $12,268,000 of amounts capitalized pursuant to FAS 86. The increase was primarily due to the higher gross product development expense relating to products under development during 1997. As a percentage of total revenue, product development and enhancement expense increased to 7% in 1997 from 6% in 1996. Total capitalized costs represented 35% and 44% of total development and enhancement expense for 1997 and 1996, respectively. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expense consists primarily of salaries, commissions and other related expenses of sales, marketing, administrative, executive and financial personnel as well as outside professional fees, facilities and depreciation expenses. Selling, general and administrative expense increased $32,252,000 or 31% in 1997 as compared to 1996 due primarily to increases in personnel in sales, marketing and administration in support of the Company's revenue growth. As a percentage of total revenue, selling, general and administrative expenses remained unchanged at 38% for 1997 and 1996.

  Income before other income and income taxes was $72,591,000 for 1997 as compared to income before other income and income taxes of $95,205,000 for the same period of 1996 due to the $82,824,000 increase in revenues offset by the $105,438,000 increase in total costs and expenses including nonrecurring charges of $47,689,000 for purchased in-process research and development and reorganization and unusual costs in the third quarter of 1997 related to the acquisition of Comfirst, ACS and the international distribution operations acquired from Sterling Software. Other income increased $15,476,000 in 1997 as compared to 1996, primarily due to an increase in investment income resulting generally from a higher average balance of investments in cash, cash equivalents and marketable securities resulting primarily from the net cash proceeds received by the Company from the Follow-On Offering. Excluding the nonrecurring charges, income before income taxes increased $40,551,000 or 42% in 1997 compared to 1996.

  Provision for income taxes decreased $4,190,000 in 1997 as compared to 1996, primarily due to the decrease in income before taxes in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash flows from operations were $108,950,000 for 1998 and $122,067,000 for 1997. Net cash flows from operations were affected in 1998 by a net loss which reflected increased noncash expenses in depreciation and amortization and purchased research and development and increases in accounts payable and accrued liabilities and deferred revenue, offset by increases in accounts and notes receivable and prepaid expenses and other assets. A portion of the Company's cash flow from operations during 1998 and 1997 was used to fund software additions and capital expenditures. Software expenditures in 1998 were $19,320,000 the majority of which were costs capitalized pursuant to FAS 86, compared to $13,855,000 in 1997. The expenditures during 1998 were primarily for new products and enhancements of existing products. Property and equipment purchases of $46,454,000 in 1998 included purchases made for equipment upgrades for network processing systems, costs to add new network service features and computer and other equipment purchases to support the Company's growth particularly outside the United States and Canada due to the termination of the International Marketing Agreement.

  The Company maintains a Credit Agreement, which provides for a domestic borrowing capacity of $20,000,000 and an additional $10,000,000 international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with final maturity of October 1, 1999, is unsecured and contains various restrictive covenants including limitations on additional borrowings, payment of cash dividends and acquisitions. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent. There were no amounts borrowed or outstanding under the Credit Agreement, nor the underlying letter of credit facility, as of September 30, 1998.

  On February 28, 1997, the Company issued and sold 14,375,000 shares of Common Stock in the Follow-On Offering for net proceeds of $400,145,000, after deducting underwriting discounts and commissions and the Follow-On Offering expenses.

  At September 30, 1998, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company intends to meet such obligations from cash flows from operations. Although no significant commitments exist for future capital expenditures, the

Company has presently budgeted capital expenditures of approximately $82,000,000 for fiscal 1999 (of which approximately $27,000,000 is expected to consist of amounts capitalized pursuant to FAS 86). The Company believes available balances of cash, cash equivalents and short-term investments combined with cash flows from operations and amounts available under the Credit Agreement are sufficient to meet the Company's cash requirements for the foreseeable future.

EFFECTS OF INFLATION

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

YEAR 2000

 General

  The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Accordingly, computer programs that perform date-related functions may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. The following discussion regarding Year 2000 matters constitutes a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

  The Company has been and continues to assess and resolve Year 2000 issues associated with its product and services offerings, material internal systems, such as information technology ("IT") systems and non-IT systems, and material third-party relationships. The Company believes that this program will be completed prior to December 31, 1999.

 Product and Services Offerings

  The Company has completed a Year 2000 assessment of its currently offered products and services. This assessment included internal testing of the Year 2000 capabilities of the Company's product and EC services offerings. The Company has no plans to have its products or EC services tested by an independent source. Based on this assessment, the Company believes that the vast majority of its currently offered products and EC services are Year 2000 compliant, or will become compliant by early 1999 through new product releases or modifications to internal systems. The increased amount of testing related to the Year 2000 resulted in some delays in the release of new products or product versions. However, because Year 2000 compliance is generally integrated into its normal product development activities, the Company has not incurred, and does not expect to incur, any significant incremental expenses in addressing the Year 2000 issue in its product or EC services offerings.

  The Company believes that a small percentage of its customers who receive product support from the Company are operating product versions that may not be Year 2000 compliant or products or product versions that the Company has replaced or intends to replace with comparable Year 2000 compliant products. The Company believes that the majority of these customers are migrating and will continue to migrate to Year 2000 compliant versions and products through new releases, which the Company is strongly encouraging. In addition, certain customers may be operating non-compliant versions of products in respect of which the Company's agreed-upon product support and warranty periods have expired. The Company has not undertaken an assessment of whether these customers are taking appropriate steps to address any related Year 2000 issues.

  The Company provides a significant amount of its EC services through its data center located in Columbus, Ohio. The data center utilizes third-party software and hardware, as well as some Company software. Furthermore, the data center requires electricity and other utilities and relies on the Internet and third party communications providers for the transmission of data to and from its customers. The Company has made provision for back-up systems and established contingency plans. The Company has also conducted extensive assessment and testing of the data center, including operating a back-up system in a post year 2000 mode, and has taken appropriate remedial actions, all in an effort to avoid Year 2000 failures. See "Risk Factors--Dependence on Data Center" below.

  The Company does not believe that customers who license or migrate to Year 2000 compliant versions of its products, or customers who purchase the Company's EC services, will experience any Year 2000 failures caused by such products or services. In addition, the Company believes that its licenses and other agreements contain customary and appropriate limitations on the Company's obligations with respect to any Year 2000 failures that may be caused by its current or former products and EC services. However, there can be no assurance that the Company's expectations and beliefs as to these matters will prove to be accurate. Moreover, the Company's products are used in, and the provision of its services requires the use of, systems comprised of third-party hardware and software, some of which may not be Year 2000 compliant.

 Internal Systems

  The Company has been conducting a Year 2000 assessment of its material internal systems, both IT and non-IT, on a risk-priority basis. That assessment, which includes an assessment of certain embedded systems, is nearing completion. Based on the current results of that assessment, the Company believes that its internal systems will require minimal remediation, some of which has already been completed or is currently underway. As a result of the Company's decentralized operating structure, non-compliant systems tend to be more limited in their effect and easier to remediate. The vast majority of the remediation required for such systems is expected to be completed by mid-1999, with remediation of the remaining systems scheduled for completion prior to December 31, 1999. Based upon the low number of material internal systems expected to require remediation, the Company does not anticipate that the internal and external costs of such remediation will have a material adverse effect on the Company.

  There can be no assurance that the remediation of the Company's material internal systems will be completed in a timely manner or that such remediated systems will function as anticipated. Interruption of normal business operations, including the Company's ability to effectively provide EC services to customers, in such events could have a material adverse effect on the Company's business, operating results and financial condition.

 Third-Party Relationships

  The Company has been conducting a Year 2000 assessment of its material third party supplier relationships. The assessment is being conducted through communications with such suppliers, testing of supplier equipment, systems or interfaces, and a review of the Year 2000 information made publicly available by such suppliers. The Company plans to complete the assessment of its material third-party relationships prior to the end of calendar 1998 and, promptly upon discovery of any material, non-compliant equipment or systems, to begin remediation or adequate remediation assurances from third parties. There can be no assurance, however, that the Company will receive all information necessary to fully evaluate the Year 2000 readiness of all material suppliers. Moreover, the Company relies in various ways, both domestically and internationally, on government, utility and communications service providers to conduct normal business operations. There can be no assurance that such suppliers will not suffer business interruptions caused by a Year 2000 issue. Such interruptions could have a material adverse effect on the Company's business, operating results and financial condition.

 Additional Risks

  Additional aspects of the Year 2000 issue may pose risks to be considered in evaluating the future growth of the Company. Some commentators predict that normal purchasing patterns and trends in the software industry may be affected by customers replacing or upgrading applications or systems to address Year 2000 issues. The Company has not experienced any discernable trend indicating a recent or impending material reduction in demand for the Company's products and services. However, there can be no assurance that Year 2000 issues will not affect future customer purchasing patterns possibly resulting in lower demand for the Company's products and services. Furthermore, some commentators have also predicted that a significant amount of litigation may arise out of Year 2000 compliance issues. While the Company has not been subject to any Year 2000 claims or lawsuits to date, there can be no assurance that customers or former customers will not bring claims or lawsuits against the Company seeking compensation for losses associated with Year 2000-related failures. A material adverse outcome in a Year 2000 claim or lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations.

 Contingency Planning

  Although the Company believes that it is currently executing a timely, effective plan for addressing material Year 2000 issues that may affect the Company, there can be no assurance that the Company or a third party on which the Company significantly relies will not experience unanticipated consequences or material expenses which could have a material adverse effect on the Company's business, operating results or financial condition. The Company believes that it is difficult to specifically describe its most likely "worst case" Year 2000 scenario. One "worst case" scenario is the failure of the Company's products to correctly perform date-related functions through the year 2000, causing customer systems or operations dependent upon such products or services to fail or be disrupted. Other "worst case" scenarios involve the Company's EC services offerings. Failure of the Company's internal systems to correctly perform date-related functions through the year 2000, or disruptions in those systems, could result in errors or delays in the provision of the Company's EC services. Another "worst case" Year 2000 scenario is the failure of a material third-party supplier, such as a communications or utility provider, to address its Year 2000 issues, resulting in errors or delays in the provision of the Company's EC services. In the event of such failures or disruptions, customers may commence legal action against the Company or otherwise seek compensation for their losses.

  Except as described above, the Company has not established "contingency plans" to address potential consequences of the Year 2000 issue. However, the Company intends to continue to evaluate both existing and newly identified Year 2000 risks and to develop and implement such further responsive measures as it deems appropriate.

NEW EUROPEAN CURRENCY

  Eleven of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and a new currency the "Euro" and to adopt the Euro as their common legal currency effective January 1, 1999. The Company is currently reviewing its products and business operations with respect to the Euro's requirements in order to determine pricing strategies in the new economic environment, analyze the legal and contractual implications for contracts, evaluate system capabilities and ensure vendors can support the Company's operations with respect to Euro transactions. Because its currently offered products and services are currency neutral, the Company does not expect to have to modify its products or internal systems used in the provision of services in order to support Euro transactions. The Company does expect to modify its business operations, however, in order to support Euro transactions, but does not believe that the cost of such modifications will have a material adverse effect on the Company's results of operations or financial conditions. There can be no assurance, however, that the Company will be able to complete such modifications to comply with Euro requirements or that any failure to complete such modifications would not have a material adverse effect on the Company's business, results of operations or financial conditions. In addition, the Company faces risks to the extent that third-party suppliers upon which the Company relies, or their suppliers, are unable to make appropriate modifications to support Euro transactions.

FORWARD-LOOKING INFORMATION

  This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in SEC Filings, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any risks and uncertainties specifically identified in the text surrounding such statements, those risks discussed in "Risk Factors" below and uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

RISK FACTORS

  The Company and its businesses are subject to a number of risks including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company and on market prices for the Company's Common Stock. See also "Forward-Looking Information" above.

 Competition

  The electronic commerce market is very competitive. Numerous companies supply electronic commerce products and services, and several competitors target specific customer requirements for which the Company presently is, or may become, a provider. The Company's competitors include both large companies with substantially greater resources than the Company and small, specialized companies that may compete in one or more particular market niches. Competitors that offer products and/or services that compete with various of the Company's products and services include, among others, AT&T; Computer Associates International, Inc.; General Electric Information Services; Harbinger Corporation; IBM; MCI WorldCom; and Quick Response Services, as well as the internal programming staffs of various businesses engaging in electronic commerce.

  The Company expects competition to increase in the future from both existing competitors and other companies that may enter the Company's existing or future markets. The Company believes that its ability to compete successfully in the electronic commerce market depends on numerous factors, some of which are outside its control, including product performance, functionality and reliability, price and customer service and support. There can be no assurance that new or established competitors will not offer products and services that are superior to and/or lower in price than those of the Company. In addition, the Company could face increased competition as and to the extent the Internet gains further acceptance as a method of conducting electronic commerce.

 Factors Affecting Operating Results; Potential Fluctuations in Quarterly
Results

  The Company's future quarterly operating results may vary and reduced levels of earnings or losses could be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in the levels of revenue derived from sales of software products and electronic commerce services, the timing of new product and service announcements by the Company or its competitors, changes in pricing policies by the Company or its competitors, changes in accounting requirements, dictated by regulatory agencies or standards bodies (including possibly retroactive changes), market acceptance of new and enhanced versions of the products and services of the Company or its competitors, the size and timing of significant orders, changes in operating expenses, changes in the Company's strategy, the introduction of alternative technologies, the effect of potential acquisitions and industry and general economic factors.

  The Company has limited or no control over many of these factors. In addition, a somewhat greater portion of the Company's revenues tends to be recognized in the fourth fiscal quarter as a result of a number of factors, including the Company's incentive compensation structure for its sales personnel (under which opportunities to earn higher commissions applicable to sales in excess of annual quotas and to realize other benefits associated with the achievement of such quotas are at their greatest during the fourth fiscal quarter).

  The Company operates with virtually no product order backlog because its software products typically are shipped shortly after orders are received. As a result, product revenues in any quarter are substantially dependent on the quantity of such products licensed in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, the Company's operating results are likely to be adversely affected unless the Company is willing and able to reduce its expenses proportionately. As a result of the foregoing factors, comparisons of results of operations between particular periods are not necessarily meaningful and historical results of operations are not necessarily indicative of future performance.

 Technological Change; Dependence on New Products and Related Risks

  The electronic commerce industry is characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. The Company's future success will depend in significant part on its ability to anticipate and guide industry standards, to continue to apply advances in electronic commerce product and service technologies, to enhance existing products and services and to introduce and acquire new products and services on a timely basis to keep pace with technological developments.

  In this regard, there can be no assurance that the Company will be successful in developing, acquiring or marketing new or enhanced products or services that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, acquisition or marketing of such products or services or that the Company's new or enhanced products and services will adequately meet the requirements of the marketplace or achieve market acceptance.

  Any delay or failure in the introduction of new or enhanced products or services, or the failure of such products or services to achieve market acceptance, could have a material adverse effect on the business, results of operations and financial condition of the Company.

  The introduction and marketing of new or enhanced products and services requires management of the transition from existing products and services in order to minimize the disruption in customer purchasing patterns. There can be no assurance that the Company will successfully manage the transition to new or enhanced products and services. Further, there can be no assurance that products, services or technologies developed by others will not render the Company's products, services or technologies obsolete.

  From time to time, the Company or its competitors may announce new products, services, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing products and services offerings. There can be no assurance that announcements of product enhancements or new product or service offerings will not cause customers to defer or cancel purchasing existing products and services. Any such deferrals or cancellations could have a material adverse effect on the Company's business, results of operations and financial condition.

  Software products as complex as those used in the electronic commerce industry may contain undetected errors or failures when first introduced or when new versions are released. If software errors are discovered after introduction, the Company could experience delays or lost revenues during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of, or delay in, market acceptance, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company faces certain risks relating to Year 2000 issues. In this regard, see the information set forth in "Year 2000" above, which is incorporated herein by reference.

 Growth Through Acquisitions

  A key element of the Company's growth strategy has been strategic acquisitions. There can be no assurance that in the future, acquisition candidates will be found on terms suitable to the Company or that the Company will have adequate resources to consummate any acquisition. Acquisitions involve a number of other special risks, including time and expenses associated with identifying and evaluating acquisitions, the diversion of management's attention, the difficulty in the integration of acquired products and services, the difficulty in combining different company cultures and the potential loss of key employees of the acquired company. In addition, customer satisfaction or performance problems at a single acquired firm could have a material adverse effect on the reputation of the Company as a whole.

  Acquisitions may also result in potentially dilutive issuances of equity securities, the incurrence of debt, the write-off of research and development and capitalized product costs, integration costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse affect on the results of operations and financial condition of the Company.

  The guidelines and requirements for the accounting of acquisitions, including those for the pooling of interests method of accounting, the expensing of certain costs and the write-down of certain assets, from time to time are being changed or under consideration for change by various regulatory agencies and standards bodies. Those changes and the related uncertainties could make acquisitions less beneficial or attractive to the Company and could impact the Company's ability to make future acquisitions.

 International Growth and Marketing

  Prior to June 1997, Sterling Software acted as the exclusive distributor of certain of the Company's products outside the United States and Canada pursuant to the International Marketing Agreement. In June 1997, the Company and Sterling Software terminated the International Marketing Agreement. Concurrently therewith, the Company acquired certain assets and assumed certain liabilities associated with the distribution of its products, and the Company hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of those products. The Company's ability to maintain and expand this business and its services business internationally will depend upon, among other things, its ability to attract and retain both talented and qualified managerial, technical and sales personnel and electronic commerce services customers outside the United States and Canada and its ability to continue to effectively manage its domestic operations while focusing on international expansion. Moreover, the Company's ability to successfully implement its international strategy will require additional improvements to its infrastructure and management information systems, and particularly to its international customer support systems.

  International operations are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, local political and economic developments, difficulties in staffing and managing foreign operations, exchange controls, expropriation, longer payment cycles, increased difficulties in collecting accounts receivable, changes in foreign currency exchange rates and potentially adverse tax consequences.

  To the extent international sales are denominated in foreign currencies, fluctuations in the exchange rates between the U.S. dollar and applicable international currencies may contribute to fluctuations in the Company's results of operations. The Company has in the past, on a limited basis, entered into hedging arrangements for the purpose of reducing the risk of currency fluctuations. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third calendar quarter of each year because many customers reduce their business activities in the summer months.

  The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as an adjustment to retained earnings.

  In the event of any dispute arising from international operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. The Company may also be hindered in or prevented from enforcing its rights with respect to foreign governments because of the doctrine of sovereign immunity. There can be no assurance that the laws, regulations or administrative practices of foreign countries relating to the Company's ability to do business in that country will not change. Any such change could have a material adverse affect on the business, results of operations and financial condition of the Company.

  The Company faces certain risks relating to the adoption of the Euro as a new currency in Europe. In this regard, see the information set forth in "New European Currency" above. Such information is incorporated herein by reference.

 Ability to Attract Qualified Personnel

  The Company's business is dependent upon its ability to attract and retain highly qualified managerial, technical and sales personnel. Competition for such personnel is intense. There can be no assurance that the Company can retain its key managerial, technical and sales personnel or that it can attract, assimilate or retain such personnel in the future. The inability of the Company to attract and retain such personnel could have a material adverse effect on the business, results of operations and financial condition of the Company.

 Dependence on Data Center

  The operations of the Company's Commerce Services Group are dependent upon the Company's ability to protect its computer equipment and the information stored in its data center against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices and other similar events. The data center is located in a single facility in Columbus, Ohio and the Company has no present intention of establishing an additional data center in a separate location.

  The Company is party to a disaster recovery agreement that provides alternative off-site computer systems for use in such disastrous events. In addition, the Company has taken precautions to protect itself and its customers from events that could interrupt delivery of certain of the Company's electronic commerce services. These precautions include, among others, backup power generation equipment, fire protection and physical security systems and an early warning detection and fire extinguishing system. Notwithstanding such precautions, there can be no assurance that a fire or other natural disaster, including national, regional or local telecommunications disruptions, would not result in a prolonged disruption of the Company's electronic commerce services.

  The Company is currently covered under a business interruption insurance policy. However, even if lost revenues or increased costs experienced by the Company during the pendency of any disruption of its services business were substantially recovered under any such insurance policy (as to which, depending upon the circumstances, there can be no assurance), longer term revenue losses not recoverable under such policies could result from possible losses of customers and, consequently, could have a material adverse effect on the business, results of operations and financial condition of the Company.

  The Company faces certain risks relating to Year 2000 issues. In this regard, see information set forth in "Year 2000" above. Such information is incorporated herein by reference.

 Limited Protection of Proprietary Rights; Risks of Infringement and Loss of Licenses

  Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary through reverse engineering or otherwise. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as the laws of the United States. However, the Company believes that, due to the rapid pace of innovation within the electronic commerce industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within this industry than are the various legal protections afforded its proprietary rights.

  The Company does not believe that any of its products or services infringe the valid proprietary rights of third parties in any material respect. However, a large number of patents, trademarks and copyrights have been, and are being, issued, registered or asserted in the software and electronic commerce industries. There can be no assurance that the Company is aware of all such intellectual property rights that may pose a risk of infringement by the Company's products or services, especially with respect to United States patents which can cover extremely broad concepts and the applications for which are confidential until the patents are issued.

  The Company from time to time has received communications from third parties alleging that the Company is infringing intellectual property rights. There can be no assurance that third parties will not assert infringement claims in the future or that the Company would prevail in any litigation to enjoin the Company from offering affected products or services or be able to obtain a license with respect to such rights on terms acceptable to the Company. Such events could have a material adverse effect on the business, results of operations and financial condition of the Company.

  Licenses for a number of third-party software products have been granted to the Company for its own use or for remarketing to its customers. In the aggregate, these licenses are material to the business of the Company. Although management believes that the risk that the Company will lose a significant number of licenses is remote, such a loss could have a material adverse effect on the business, results of operations and financial condition of the Company.

 Government Regulatory and Industrial Policy Risks

  Current United States and Canadian regulations and laws governing the telecommunications industry generally do not apply to providers of electronic commerce services and products. Except for government regulations in certain foreign countries (which may affect the provision of certain of the Company's services or use of certain of its products) and regulations governing the ability of the Company to disclose the contents of communications by its customers, there are no government regulations pertaining to the pricing, service characteristics or capabilities, geographic distribution or quality control features of the Company's electronic commerce services or products. There exists, however, the risk that governmental policies affecting the electronic commerce industry could be implemented by executive order, legislation, administrative order or otherwise. If such policies are adopted, they could have a material adverse effect on the business, results of operations and financial condition of the Company.

  Although the Company does not believe that import and export control regulations currently create significant impediments to the Company's international growth strategy, such regulations are applicable to certain of the Company's software products, and could interfere with such growth in the future.

 Certain Anti-takeover Provisions

  Certain provisions of the Company's certificate of incorporation and bylaws and the Delaware General Corporation Law may have the effect of delaying, deterring or preventing a change in control of the Company.

  The Company is also a party to the Rights Agreement, dated as of December 18, 1996 (the "Rights Agreement"), between the Company and The First National Bank of Boston, as rights agent. The Rights Agreement could also delay, deter or prevent a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio of cash equivalents and marketable securities. The Company does not use derivative financial instruments in its investment portfolio. The stated objectives of the Company's investment guidelines are: safety of principal; liquidity; maximization of yield; and diversification of risk. The Company places its investments with high credit quality issuers, principally states of the United States, political subdivisions of the states and corporate debt issuers, and limits the amount of credit exposure to any one issuer. The marketable securities portfolio includes only those securities with active secondary or resale markets to ensure portfolio liquidity. In any event, a substantial reduction in overall interest rates could significantly reduce the Company's interest income.

  The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's investment portfolio. Weighted average interest rates include the after-tax yield on debt securities of states of the United States and political subdivisions of the states. The total investment portfolio has an effective maturity of less than 180 days.

                                       MATURITY
                          (IN THOUSANDS, EXCEPT PERCENTAGES)
                          -------------------------------------
                                                                  FAIR VALUE AT
                             1999         2000        TOTAL     SEPTEMBER 30, 1998
                          -----------  ----------- ------------ ------------------
Cash equivalents........  $   355,779              $   355,779       $354,948
  Average interest
   rate.................         5.45%                    5.45%
Commercial paper........       52,650                   52,650         51,972
  Average interest
   rate.................         5.64%                    5.64%
Debt securities.........      118,223  $   12,658      130,881        131,479
  Average interest
   rate.................         5.90%       6.11%        5.92%
Total investment portfo-
 lio....................  $   526,652  $   12,658  $   539,310       $538,399
  Average interest
   rate.................         5.57%       6.11%        5.58%

FOREIGN CURRENCY RISK

  The Company conducts business in various foreign currencies, primarily in Canada and Europe and to a lesser extent in Australia, Japan and other Asian countries. The Company monitors its foreign currency exposure and, from time to time, will attempt to reduce its exposure through hedging. As of September 30, 1998, the Company has no foreign currency hedges outstanding. The Company has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STERLING COMMERCE, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  29
Consolidated Financial Statements:
  Consolidated Balance Sheets at September 30, 1998 and 1997..............  30
  Consolidated Statements of Operations for the Years Ended September 30,
   1998, 1997 and 1996....................................................  31
  Consolidated Statements of Stockholders' Equity for the Years Ended Sep-
   tember 30, 1998, 1997 and 1996.........................................  32
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1998, 1997 and 1996....................................................  33
  Notes to Consolidated Financial Statements..............................  34

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Commerce, Inc.

  We have audited the accompanying consolidated balance sheets of Sterling Commerce, Inc. (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audit also included the financial statement schedule listed under Item 14(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Commerce, Inc. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Dallas, Texas
November 17, 1998

                            STERLING COMMERCE, INC.

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                 1998     1997
                                                               -------- --------
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents..................................  $354,948 $250,348
  Marketable securities......................................   183,451  234,314
  Accounts and notes receivable, net.........................   151,256  103,692
  Deferred income taxes......................................    11,627   10,431
  Prepaid expenses and other current assets..................    18,013   16,332
                                                               -------- --------
    Total current assets.....................................   719,295  615,117
Property and equipment, net..................................    74,391   59,723
Computer software, net of accumulated amortization of $62,257
 in 1998 and $51,306 in 1997.................................    91,409   48,163
Excess cost over net assets acquired, net of accumulated am-
 ortization of $2,339 in 1998 and $4,212 in 1997.............    63,382   17,156
Other assets.................................................    18,527    8,407
                                                               -------- --------
                                                               $967,004 $748,566
                                                               ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities...................  $ 90,599 $ 57,397
  Income taxes payable.......................................     7,992    5,919
  Deferred revenue...........................................    75,590   60,000
                                                               -------- --------
    Total current liabilities................................   174,181  123,316
Deferred income taxes........................................    30,335   13,592
Other noncurrent liabilities.................................    14,573   10,796
Contingencies and commitments
Stockholders' equity:
  Preferred stock $.01 par value, 50,000,000 shares autho-
   rized; no shares issued and outstanding...................
  Common stock $.01 par value, 150,000,000 shares authorized;
   94,511,000 and 89,644,000 shares issued and outstanding in
   1998 and 1997, respectively...............................       945      896
  Additional paid-in capital.................................   714,156  505,855
  Retained earnings..........................................    32,814   94,111
                                                               -------- --------
    Total stockholders' equity...............................   747,915  600,862
                                                               -------- --------
                                                               $967,004 $748,566
                                                               ======== ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                     1998      1997     1996
                                                   --------  -------- --------
Revenue:
  Products........................................ $191,380  $110,634 $ 80,963
  Product support.................................  101,005    71,316   56,229
  Services........................................  197,917   151,889  109,833
  Royalties from Sterling Software................             16,758   20,748
                                                   --------  -------- --------
                                                    490,302   350,597  267,773
Costs and expenses:
  Cost of sales:
    Products and product support..................   41,842    34,217   27,447
    Services......................................   54,319    36,398   26,971
                                                   --------  -------- --------
                                                     96,161    70,615   54,418
  Product development and enhancement expenses....   29,717    24,853   15,553
  Selling, general and administrative expenses....  201,689   134,849  102,597
  Purchased research and development..............  116,460    31,879
  Reorganization and unusual costs................   67,436    15,810
                                                   --------  -------- --------
                                                    511,463   278,006  172,568
Income (loss) before other income and income tax-
 es...............................................  (21,161)   72,591   95,205
Other income......................................   24,152    16,693    1,217
                                                   --------  -------- --------
Income before income taxes........................    2,991    89,284   96,422
Provision for income taxes........................   64,147    33,840   38,030
                                                   --------  -------- --------
Net income (loss)................................. $(61,156) $ 55,444 $ 58,392
                                                   ========  ======== ========
Income (loss) per common share:
  Basic........................................... $  (0.67) $   0.66 $   0.79
                                                   ========  ======== ========
  Diluted......................................... $  (0.67) $   0.64 $   0.77
                                                   ========  ======== ========



                            See accompanying notes.

                            STERLING COMMERCE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                             COMMON STOCK
                          ------------------- ADDITIONAL           STOCKHOLDERS'     TOTAL
                          NUMBER OF            PAID-IN   RETAINED       NET      STOCKHOLDERS'
                           SHARES   PAR VALUE  CAPITAL   EARNINGS   INVESTMENT      EQUITY
                          --------- --------- ---------- --------  ------------- -------------
Balance at September 30,
 1995...................                                             $ 53,187      $ 53,187
  Formation
   transactions.........   73,200     $732     $ 53,871               (54,603)
  Issuance of common
   stock for cash.......    1,800       18       40,100                              40,118
  Net cash distributed
   to Sterling
   Software.............                                              (17,819)      (17,819)
  Net income............                                 $ 39,157      19,235        58,392
  Other.................                          4,140       169                     4,309
                           ------     ----     --------  --------    --------      --------
Balance at September 30,
 1996...................   75,000      750       98,111    39,326                   138,187
  Issuance of common
   stock for cash.......   14,375      144      400,001                             400,145
  Issuance of common
   stock for
   acquisitions.........      194        2        4,998                               5,000
  Issuance of common
   stock pursuant to
   stock options
   including tax benefit
   of $1,200............       75                 3,000                               3,000
  Net income............                                   55,444                    55,444
  Other.................                           (255)     (659)                     (914)
                           ------     ----     --------  --------    --------      --------
Balance at September 30,
 1997...................   89,644      896      505,855    94,111                   600,862
  Issuance of common
   stock and stock
   options for
   acquisitions.........    2,442       24      140,987                             141,011
  Issuance of common
   stock pursuant to
   Employee Stock
   Purchase Plan
   including tax benefit
   of $75...............       77        1        3,775                               3,776
  Issuance of common
   stock pursuant to
   stock options
   including tax benefit
   of $9,871............    2,348       24       63,633                              63,657
  Net loss..............                                  (61,156)                  (61,156)
  Other.................                            (94)     (141)                     (235)
                           ------     ----     --------  --------    --------      --------
Balance at September 30,
 1998...................   94,511     $945     $714,156  $ 32,814                  $747,915
                           ======     ====     ========  ========    ========      ========


                            See accompanying notes.

                            STERLING COMMERCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                  1998       1997       1996
                                                ---------  ---------  --------
OPERATING ACTIVITIES:
Net income (loss).............................. $ (61,156) $  55,444  $ 58,392
 Adjustments to reconcile net income (loss) to
  net cash provided by
  operating activities:
 Depreciation and amortization.................    40,718     30,214    21,943
 Provision for losses on accounts receivable...     8,952      3,567     1,068
 Provision for (benefit of) deferred income
  taxes........................................     1,481    (15,586)    5,762
 Purchased research and development............   116,460     31,879
 Noncash reorganization and unusual costs......    36,192
 Changes in operating assets and liabilities,
  net of effects of business acquisitions:
  Accounts and notes receivable................   (47,073)   (45,885)  (13,149)
  Amounts due from Sterling Software...........               35,134   (35,134)
  Prepaid expenses and other assets............   (11,527)   (13,917)   (3,135)
  Accounts payable, accrued liabilities and in-
   come taxes payable..........................    14,371     20,877    12,710
  Deferred revenue.............................     7,823     17,067     7,598
  Other........................................     2,709      3,273     1,235
                                                ---------  ---------  --------
   Net cash provided by operating activities...   108,950    122,067    57,290
INVESTING ACTIVITIES:
 Purchases of property and equipment...........   (46,454)   (32,148)  (26,573)
 Purchases and capitalized cost of development
  of computer software.........................   (19,320)   (13,855)  (12,016)
 Business acquisitions, net of cash acquired...   (56,637)   (38,320)     (185)
 Purchases of investments......................  (257,730)  (313,460)  (21,203)
 Sales of investments..........................   308,593    100,349
                                                ---------  ---------  --------
   Net cash used in investing activities.......   (71,548)  (297,434)  (59,977)
FINANCING ACTIVITIES:
 Issuance of common stock......................    67,433    401,945    40,118
 Net cash distributed to Sterling Software.....                        (17,819)
 Other.........................................      (235)       286     3,477
                                                ---------  ---------  --------
   Net cash provided by financing activities...    67,198    402,231    25,776
Increase in cash and cash equivalents..........   104,600    226,864    23,089
                                                ---------  ---------  --------
Cash and cash equivalents at beginning of
 year..........................................   250,348     23,484       395
                                                ---------  ---------  --------
Cash and cash equivalents at end of year....... $ 354,948  $ 250,348  $ 23,484
                                                =========  =========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid............................ $  51,216  $  49,278  $ 32,268
                                                =========  =========  ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998, 1997 AND 1996

1. GENERAL INFORMATION

 General

  Sterling Commerce, Inc. (together with its predecessors and subsidiaries, the "Company") is a provider of electronic commerce ("EC") products, services and solutions worldwide. The Company develops, markets and supports electronic commerce software products, and provides electronic commerce services, that enable businesses to engage in business-to-business electronic communications and transactions. The Company has been providing electronic commerce solutions for over 20 years and has numerous customers in many industries such as banking, healthcare, manufacturing, pharmaceuticals, retailing, telecommunications and transportation.

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

  In contemplation of the Offering, among other things: (1) Sterling Software caused to be transferred to the Company certain assets relating to the electronic commerce business previously conducted by Sterling Software and (2) the Company entered into contractual arrangements with Sterling Software related to, among other things, tax allocation, indemnification and international marketing. See Note 3--Agreements with Sterling Software.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The Company's consolidated financial statements for the year ended September 30, 1996 have been prepared using Sterling Software's historical basis in the assets and liabilities of its Electronic Commerce Group, including goodwill and other intangible assets recognized by Sterling Software in the original acquisition of certain businesses conducted by the Company. The Company's consolidated financial statements include the accounts and transactions of the Company together with its subsidiaries. All significant intercompany accounts among the Company and its consolidated subsidiaries have been eliminated. Certain amounts for periods ended prior to September 30, 1998 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at September 30, 1998 and 1997 and the results of operations for the years ended September 30, 1998, 1997 and 1996. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

  The Company's consolidated financial statements for the year ended September 30, 1996 reflect the results of operations and cash flows of the Company as a component or subsidiary of Sterling Software and may not be indicative of actual results of operations and financial position of the Company which may have been obtained under other ownership. Management believes that the consolidated income statements include a reasonable allocation of the incremental administrative costs previously incurred by Sterling Software, including executive

                            STERLING COMMERCE, INC.

compensation and the related costs of a corporate staff function. The allocation of such costs were approximately $875,000 for the first quarter of 1996 and represents management's estimate of the costs that would have been incurred had the Company operated independently of Sterling Software. Subsequent to the first quarter of 1996, these incremental administrative costs were incurred directly by the Company and therefore no further allocations of such costs were made by Sterling Software.

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

 Software Development Costs

  The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"). Unamortized software development costs of $38,967,000 and $34,095,000 are included in "Computer software, net" at September 30, 1998 and 1997, respectively. Pursuant to FAS 86, costs are capitalized when technological feasibility of the product is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development capitalized costs include, among other things, programmers' salaries and benefits, outside contractor costs, computer time and allocated facilities costs.

 Depreciation and Amortization

  Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to fifteen years. Capitalized computer software costs are amortized on a product-by-product basis using the greater of the amount determined by taking the ratio of current year net revenue to estimated future net revenue or the straight-line method over periods ranging from two to five years. Leasehold improvements are amortized over the term of the lease. Excess costs over the net assets of businesses acquired

                            STERLING COMMERCE, INC.

are amortized on a straight-line basis over periods of seven to forty years. Other intangible assets are amortized on a straight-line basis over periods of three to ten years.

  Depreciation and amortization consists of the following for the years ended September 30, 1998, 1997 and 1996 (in thousands):

                                                        1998    1997    1996
                                                       ------- ------- -------
   Property and equipment............................. $22,022 $16,617 $10,817
   Purchased computer software........................   3,122   1,720   1,412
   Capitalized computer software development costs....  11,535  10,252   8,463
   Excess costs over net assets of businesses ac-
    quired............................................   2,194     830     427
   Intangible assets..................................   1,845     795     824
                                                       ------- ------- -------
                                                       $40,718 $30,214 $21,943
                                                       ======= ======= =======

 Income Taxes

  The Company computes its provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"), which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date.

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

 Earnings Per Share

  In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted FAS 128 in 1998, and earnings per share amounts for all prior year periods presented have been restated to conform with the requirements of FAS 128.

                            STERLING COMMERCE, INC.

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                       YEAR ENDED    YEAR ENDED    YEAR ENDED
                                      SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                          1998          1997        1996 (2)
                                      ------------- ------------- -------------
Basic:
Net income (loss)...................    $(61,156)      $55,444       $58,392
                                        ========       =======       =======
Weighted average common shares out-
 standing...........................      91,307        83,561        74,233
                                        ========       =======       =======
Per share amount....................    $  (0.67)      $   .66       $   .79
                                        ========       =======       =======
Diluted:
Net income (loss)...................    $(61,156)      $55,444       $58,392
                                        ========       =======       =======
Weighted average common shares out-
 standing...........................      91,307        83,561        74,233
Net effect of dilutive stock options
 (1)................................                     3,254         1,242
                                        --------       -------       -------
Total...............................      91,307        86,815        75,475
                                        ========       =======       =======
Per share amount....................    $  (0.67)      $   .64       $   .77
                                        ========       =======       =======

--------
(1) In connection with the computation of the loss per share for the year ended September 30, 1998, all otherwise dilutive stock options have been excluded because the impact on the Company's net loss per share is anti-dilutive. In the absence of this net loss, 3,839,000 additional shares related to dilutive stock options would be included in the computation of diluted earnings per share. Also, 429,000, 265,000 and 3,000 anti-dilutive stock options are excluded from the calculation in the years 1998, 1997 and 1996, respectively.

(2) Weighted average common shares outstanding for the year ended September 30, 1996 were calculated as though there were 73,200,000 shares outstanding during the entire period, together with the weighted average of the additional 1,800,000 shares issued in the Offering.

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

 Marketable Securities

  The Company invests excess cash in a diversified portfolio consisting of a variety of securities, including commercial paper, corporate debt securities and debt securities issued by states of the United States and political subdivisions of the states. The fair values for marketable securities are based on quoted market prices.

  All marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses on securities available-for-sale are recorded as a component of stockholders' equity, net of any related tax effect. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of

                            STERLING COMMERCE, INC.

discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in values judged to be other-than-temporary are included in investment income.

 Excess Cost Over Net Assets Acquired

  Excess cost over net assets acquired is amortized on a straight-line basis over periods of seven to 40 years. The carrying amount of such costs which are not associated with other assets acquired in a purchase business combination is reassessed by management if facts and circumstances suggest that such amount may be impaired. If such assessment indicates that the costs will not be recoverable, as determined based on the estimated discounted future cash flows of the business acquired over the remaining amortization period, the carrying amount is reduced by the estimated shortfall of cash flows. The carrying amount of costs associated with other assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

 Recent Pronouncements

  There have been recent pronouncements by the FASB and the American Institute of Certified Public Accountants ("AICPA") that may require certain changes in accounting policies of the Company and which may also affect disclosure requirements. These recent pronouncements do not affect the current year's accounting or reporting requirements and are mentioned here for informational purposes only.

  FAS No. 130: "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 will be effective for the Company's fiscal year beginning October 1, 1998. The adoption of FAS 130 will require additional disclosure in the Company's financial statements but will not have any impact on the financial position or results of operations of the Company.

  FAS No. 131: "Disclosures about Segments of an Enterprise and Related Information." FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 will be effective for financial statements for the Company's fiscal year beginning October 1, 1998. The adoption of FAS 131 will require additional disclosure in the Company's financial statements but will not have any impact on the financial position or results of operations of the Company.

  FAS No. 133: "Accounting for Derivative Instruments and Hedging
Activities." FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of FAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

  SOP 97-2: "Software Revenue Recognition." SOP 97-2 is effective for transactions entered into by the Company in the Company's fiscal year beginning October 1, 1998. In March 1998, the AICPA issued SOP 98-4 which defers certain provisions of SOP 97-2 for one year (until fiscal years beginning after December 15, 1998). Detailed implementation guidelines for the provisions of SOP 97-2 which were deferred have not been issued. The Company's accounting policy on software revenue recognition is generally in compliance with SOP 97-2, as amended by SOP 98-4, and adoption of these SOP's, as currently issued, is not expected to have a material impact on the financial position or results of operations of the Company.

                            STERLING COMMERCE, INC.

  SOP 98-1: "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 will be effective for the Company's fiscal year beginning October 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the financial position or results of operations of the Company.

3. AGREEMENTS WITH STERLING SOFTWARE

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

  Certain costs and expenses were initially incurred by Sterling Software on behalf of the Company and charged to the Company. An analysis of significant items (other than the expense allocations discussed in Note 2 under "Basis of Presentation," tax allocations and the early termination payment discussed below in Note 4 under "1997 Reorganization and Unusual Costs" follows (in thousands):

                                                       YEAR ENDED SEPTEMBER 30
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- ------- --------
   Summary of expenses:
     Legal, accounting and professional fees.......... $   261 $   153 $  1,139
     Payroll related..................................     844   3,557    7,691
     Occupancy........................................   1,179   1,558    1,695
     Miscellaneous....................................   1,170   1,163      534
                                                       ------- ------- --------
                                                       $ 3,454 $ 6,431 $ 11,059
                                                       ======= ======= ========

4. BUSINESS COMBINATIONS AND REORGANIZATIONS

 1998 Business Combinations

  On July 21 1998, the Company completed the acquisition of all of the issued and outstanding stock of XcelleNet, Inc. ("XcelleNet"), an Atlanta, Georgia based provider of remote systems management software products and services. The Company's consolidated statements of operations reflect the results of operations of XcelleNet from the date of the acquisition. The aggregate purchase price paid was approximately $224,000,000, consisting of approximately $83,000,000 of cash, approximately 2,442,000 shares of newly issued Common Stock and options to purchase approximately 1,287,000 shares of Common Stock to replace outstanding options to purchase XcelleNet stock held by XcelleNet employees and directors.

                            STERLING COMMERCE, INC.

  The components of the aggregate purchase price were as follows (in thousands):

     Common Stock and options to purchase Common Stock................ $141,011
     Cash paid to XcelleNet Stockholders..............................   74,151
     Other direct costs of acquisition................................    9,036
                                                                       --------
                                                                       $224,198
                                                                       ========

  Other direct costs of acquisition include employee termination costs, transaction costs, costs associated with the elimination of excess facilities and other direct costs.

  The XcelleNet acquisition has been accounted for in accordance with the purchase method of accounting. The purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as follows:

     Working capital.................................................. $ 22,239
     Developed software and core technology...........................   49,751
     Property and equipment...........................................    3,560
     Other assets.....................................................    2,564
     Deferred tax liabilities.........................................  (14,066)
     Other liabilities................................................   (1,206)
     Purchased research and development...............................  114,650
     Excess cost over net assets acquired.............................   46,706
                                                                       --------
                                                                       $224,198
                                                                       ========

  The estimates of fair value were determined by the Company's management based on information furnished by the management of XcelleNet and an independent valuation of developed software, core technology and purchased research and development. The excess of cost over net assets acquired is being amortized on a straight-line basis over ten years. Amounts allocated to purchased research and development were expensed at the time of acquisition as the Company determined that the purchased research and development had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The development activities required to complete the acquired in-process technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing.

  To determine the fair market value of the developed software, core technology and in-process research and development, the Company considered the three traditional approaches of value: the cost approach, the market approach and the income approach. The Company relied primarily on the income approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income producing capability of the developed software, core technology and purchased research and development projects and best represents the present value of the future economic benefits expected to be derived. In determining the amount of the purchase price to allocate to purchased research and development, factors such as stage of completion and technological uncertainties were considered by the Company and its independent appraiser in determining the present value of the future benefits to be received. If these projects are not successfully developed, the Company may not realize the value assigned to the purchased research and development.

  The following unaudited pro forma information presents the Company's results of operations as if the XcelleNet acquisition had occurred at October 1, 1996. The pro forma information has been prepared by combining the results of operations of the Company and XcelleNet for the years ended September 30, 1998 and

                            STERLING COMMERCE, INC.

1997, adjusted for additional amortization expense of developed software, core technology and excess cost over net assets acquired and the resulting impact on the provision for income taxes. This pro forma information does not purport to be indicative of what would have occurred had the XcelleNet acquisition occurred as of that date or of results of operations which may occur in the future (in thousands, except per share data):

                                                      YEAR ENDED SEPTEMBER 30
                                                            (UNAUDITED)
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
   Revenue........................................... $   534,173  $   401,884
   Income (loss) before other income and income tax-
    es............................................... $   (54,682) $    59,920
   Net income (loss)................................. $   (83,435) $    46,258
   Income (loss) per common share:
     Basic........................................... $     (0.89) $      0.54
                                                      ===========  ===========
     Diluted......................................... $     (0.89) $      0.52
                                                      ===========  ===========

  The Company also completed certain other acquisitions during 1998 for aggregate cash consideration of approximately $10,000,000, which cash was funded from the Company's available cash balances. The effect of these acquisitions, individually and in the aggregate, was not material to the Company's results of operations for 1998. The Company recorded approximately $7,500,000 of excess cost over net assets acquired in connection with these acquisitions.

 1998 Reorganization and Unusual Costs

  The Company's results of operations for 1998 include reorganization and unusual costs of $67,436,000. These costs are primarily related to the reorganization of the Company's operations in connection with the acquisitions discussed above, the write-off of certain assets and excess cost over net assets acquired and the accrual of costs in connection with the Company's decision to exit the business of publishing CD-ROM based catalogs and the write-off of certain other software products which the Company no longer intends to actively market and support.

  The components of the reorganization and unusual costs were as follows (in thousands):

   Write-down of software products and other assets and recognition of liabilities associated with software products and services which will no longer be actively marketed or supported................... $21,806
   Write-off of software and other assets and recognition of liabili-
    ties associated with exiting the business of publishing CD-ROM based catalogs.....................................................  18,204
   Write-off of excess costs over net assets acquired..................   8,488
   Employee termination costs..........................................   7,993
   Out of pocket costs related to the reorganization...................   4,784
   Other...............................................................   6,161
                                                                        -------
                                                                        $67,436
                                                                        =======

  Of the total reorganization costs, non-cash costs are approximately $40,240,000 and the remaining costs of $27,196,000 require cash outlays, of which approximately $8,048,000 had been paid through September 30, 1998, including approximately $2,761,000 of employee termination costs. Employees terminated were primarily involved in the publishing of CD-ROM based catalogs.

                            STERLING COMMERCE, INC.

 1997 Business Combinations

  In February 1997, the Company acquired for cash all of the outstanding stock of Comfirst S.A., a Paris, France based provider of communication and file transfer software. The acquisition has been accounted for using the purchase method of accounting.

  In May 1997, the Company acquired Automated Catalogue Services L.P., a provider of electronic product catalogs and information databases delivered via CD-ROM and the Internet. The aggregate purchase price was approximately $45,000,000, consisting of $28,800,000 in cash, 193,986 shares of Common Stock valued at approximately $5,000,000 and promissory notes due January 2, 1998 (the "Notes"), having an aggregate principal amount of approximately $11,200,000. The Notes were paid in full in July 1997. In addition, the Company incurred costs directly related to the acquisition of approximately $3,191,000. The acquisition has been accounted for using the purchase method of accounting.

  The excess of cost over net assets acquired in these two acquisitions is being amortized on a straight line basis over 7 and 10 years respectively. The effect of the acquisitions, individually and in the aggregate, was not material to the Company's results of operations for 1997.

 1997 Reorganization and Unusual Costs

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

  Under the terms of the Termination Agreement, the Company paid Sterling Software (1) $5,226,000 for early termination of the International Marketing Agreement and (2) approximately $10,076,000, which amount was equal to the net book value of certain assets of Sterling Software acquired (principally accounts receivable) less certain liabilities assumed by the Company related to the international distribution of certain of the Company's products.

  The Company has recorded the $5,226,000 payment and other costs, principally incurred to integrate the international distribution business formerly conducted by Sterling Software into the Company's operations, as reorganization and unusual costs in the accompanying statement of operations for the year ended September 30, 1997.

  The components of the reorganization costs consist of (in thousands):

     Early termination payment to Sterling Software.................... $ 5,226
     Transaction costs and professional fees...........................   3,100
     Severance and transition costs....................................   2,400
     Other.............................................................   5,084
                                                                        -------
                                                                        $15,810
                                                                        =======

  Approximately $8,991,000 of these costs remained in accounts payable and accrued liabilities at September 30, 1997 and were disbursed during fiscal 1998.

                            STERLING COMMERCE, INC.

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

  On February 20, 1997, David B. Shaev (the "Plaintiff") filed a derivative complaint in the Court of Chancery in the State of Delaware (the "Delaware Chancery Court") against the Company and its directors challenging the Company's initial grant of stock options to the Company's directors. On April 6, 1998, the Plaintiff filed a motion to amend the complaint to challenge the Company's grants of additional stock options to certain of the Company's directors. In his complaint, the Plaintiff alleges that the individual defendants breached their fiduciary duties and wasted corporate assets by granting themselves an excessive number of options pursuant to the Company's 1996 Stock Option Plan. The complaint seeks recission and injunctive relief with respect to the stock options, as well as compensatory damages in an unspecified amount.

  On June 3, 1997, the individual defendants in the action filed a motion for summary judgment. The Delaware Chancery Court denied the motion, which decision was upheld on appeal. The parties subsequently held settlement discussions and recently signed a memorandum of understanding for settlement of the lawsuit. The memorandum of understanding provides for, among other things, the term of certain options granted pursuant to the Company's 1996 Stock Option Plan to be reduced from ten to seven years and the Company to follow certain procedural requirements in connection with any future stock option grants to executive officers and directors of the Company. The settlement provided for in the memorandum of understanding is subject to, among other things, the execution of a formal stipulation and the approval of the Delaware Chancery Court, after notice to the Company's stockholders and a hearing.

  While any legal proceeding has elements of uncertainty, in the opinion of management, based on presently available information, the amount of any liability with respect to any existing claims, net of any applicable reserves and available insurance, will not have a material effect on the financial condition or results of operations of the Company.

                            STERLING COMMERCE, INC.

6. MARKETABLE SECURITIES

  At September 30, 1998 and 1997, all of the Company's marketable securities were classified as available-for-sale and consist of the following (in thousands):

                                                          GROSS      GROSS
                                                        UNREALIZED UNREALIZED
                                  AGGREGATE  AMORTIZED   HOLDING    HOLDING
                                  FAIR VALUE COST BASIS   GAINS      LOSSES
                                  ---------- ---------- ---------- ----------
   SEPTEMBER 30, 1998
   Corporate commercial paper,
    scheduled maturities within
    one year.....................  $ 51,972   $ 51,972
   Government obligations,
    scheduled maturities within
    one year.....................   118,644    118,576     $ 78       $10
   Government obligations,
    scheduled maturities between
    one and five years...........    12,835     12,813       22
                                   --------   --------     ----       ---
                                   $183,451   $183,361     $100       $10
                                   ========   ========     ====       ===
   SEPTEMBER 30, 1997
   Corporate commercial paper,
    scheduled maturities within
    one year.....................  $ 38,744   $ 38,744
   Corporate debt securities,
    scheduled maturities within
    one year.....................    33,839     33,816     $ 23
   Government obligations,
    scheduled maturities within
    one year.....................    75,588     75,503       94       $ 9
   Government obligations,
    scheduled maturities between
    one and five years...........    86,143     85,937      265        59
                                   --------   --------     ----       ---
                                   $234,314   $234,000     $382       $68
                                   ========   ========     ====       ===

  Government obligations are debt securities of states of the United States and political subdivisions of the states. In the above, the Company has reflected debt securities whose issuers may call the debt prior to the scheduled maturity date as maturing on the earliest call date.

7. ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable consist of the following at September 30 (in thousands):

                                                                1998     1997
                                                              -------- --------
   Trade accounts receivable................................. $161,587 $108,481
   Less: Allowance for doubtful accounts.....................   10,331    4,789
                                                              -------- --------
                                                              $151,256 $103,692
                                                              ======== ========

  The Company's accounts receivable are due principally from corporations in diverse industries located in North America and Europe and are generally unsecured.

                            STERLING COMMERCE, INC.

8. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at September 30 (in thousands):

                                                                1998     1997
                                                              -------- --------
   Computers and peripheral equipment........................ $ 85,798 $ 82,690
   Furniture, fixtures and other equipment...................   27,991    9,471
   Building improvements.....................................   18,144   10,548
                                                              -------- --------
                                                               131,933  102,709
   Less accumulated depreciation.............................   57,542   42,986
                                                              -------- --------
                                                              $ 74,391 $ 59,723
                                                              ======== ========

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                 1998    1997
                                                                ------- -------
   Trade accounts payable...................................... $30,096 $19,092
   Accrued compensation........................................  28,039  22,899
   Accrued reorganization and unusual costs....................  18,925   8,991
   Other accrued liabilities...................................  13,539   6,415
                                                                ------- -------
                                                                $90,599 $57,397
                                                                ======= =======

10. INCOME TAXES

  The provision for income taxes is composed of the following (in thousands):

                                                       YEARS ENDED SEPTEMBER 30
                                                       -------------------------
                                                        1998     1997     1996
                                                       ------- --------  -------
   Current:
     Federal.......................................... $52,917 $ 41,547  $26,225
     State............................................   8,848    7,443    5,867
     Foreign..........................................     901      436      176
   Deferred:
     Federal..........................................     609  (13,174)   4,975
     State............................................     872   (2,412)     787
                                                       ------- --------  -------
                                                       $64,147 $ 33,840  $38,030
                                                       ======= ========  =======

  The provision for income taxes differs from the income taxes computed at the federal income tax statutory rate for the following reasons (in thousands):

                                                   YEARS ENDED SEPTEMBER 30
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
   Tax expense at U.S. federal statutory rate.... $  1,047  $ 31,249  $ 33,748
   State income taxes, net of federal benefit....    6,318     3,384     4,223
   Reorganization and unusual costs..............   20,061
   Purchased in-process research and develop-
    ment.........................................   40,761
   Tax exempt interest income....................   (3,324)   (1,032)
   Other.........................................     (716)      239        59
                                                  --------  --------  --------
                                                  $ 64,147  $ 33,840  $ 38,030
                                                  ========  ========  ========

                            STERLING COMMERCE, INC.

  Income before income taxes includes foreign pretax earnings of $2,518,000, $958,000, and $356,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability as of September 30 are as follows (in thousands):

                                                                 YEARS ENDED
                                                                SEPTEMBER 30
                                                               ---------------
                                                                1998    1997
                                                               ------- -------
   Deferred current income tax assets:
     Deferred revenue......................................... $   361 $ 1,301
     Reserves and accruals....................................   8,888   9,130
     Loss and credit carryforwards............................   2,378
                                                               ------- -------
                                                                11,627  10,431
                                                               ------- -------
   Deferred non-current income tax assets:
     Deferred revenue.........................................     484   1,241
     Accrued employee benefits................................   2,454   1,257
                                                               ------- -------
                                                                 2,938   2,498
                                                               ------- -------
   Deferred non-current income tax liabilities:
     Capitalized software costs...............................  14,963  13,536
     Depreciation and amortization............................  18,310   2,554
                                                               ------- -------
                                                                33,273  16,090
                                                               ------- -------
   Deferred income tax liability net of deferred income tax
    assets.................................................... $18,708 $ 3,161
                                                               ======= =======

  At September 30, 1998, the Company had loss and tax credit carryforwards acquired through the XcelleNet acquisition of approximately $6,794,000 and $200,000, respectively. These carryforwards will expire, if unutilized, on September 30, 2013.

11. COMMITMENTS

 Lease Obligations

  The Company leases certain facilities and equipment under operating leases. Total rent expense for the years ended September 30, 1998, 1997 and 1996 was $20,969,000, $17,252,000 and $10,000,000, respectively. At September 30, 1998, minimum future rental payments due under all operating leases, net of future sublease income, are as follows (in thousands):

       1999............................................. $21,098
       2000.............................................  23,609
       2001.............................................  19,686
       2002.............................................  17,755
       2003.............................................  15,223
       Thereafter.......................................  47,786

  Additionally, the Company has entered into an operating lease for a new office facility in Dallas, Texas. The initial term of the lease extends through February 2003, with two optional five-year renewal periods thereafter. At the end of each renewal period the Company is required to renew the lease (if a renewal option

                            STERLING COMMERCE, INC.

exists), purchase the property for its original cost or arrange for the sale of the property to a third party, with the Company guaranteeing to the lessor proceeds on such sale at least equal to 85% of the original fair value of the leased facility. Such guarantee amount is estimated to be approximately $55,000,000. The Company could also be required to purchase the property if the Company is in default with respect to certain obligations or covenants contained in the lease or related agreements.

 Credit Agreement

  The Company maintains a Revolving Credit and Term Loan Agreement, as amended (the "Credit Agreement"), which provides for a domestic borrowing capacity of $20,000,000 and an additional $10,000,000 international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with final maturity October 1, 1999, is unsecured and contains various restrictive covenants, including limitations on additional borrowings, payment of cash dividends and acquisitions. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent. As of September 30, 1998 and 1997, there were no amounts borrowed or outstanding under the Credit Agreement, nor the underlying letter of credit facility.

12. STOCKHOLDER'S EQUITY

 Common Stock

  At September 30, 1998, the Company was authorized to issue 150,000,000 shares of Common Stock. Since inception, the Company has not declared any dividends on its Common Stock.

 Preferred Stock

  The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.01 per share ("Preferred Stock"). The Board of Directors of the Company has authorized the issuance of up to 1,500,000 shares of Preferred Stock, designated as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock") pursuant to the terms of the Rights Agreement, dated as of December 18, 1996 (the "Rights Plan"). The Board of Directors of the Company is also authorized, without action by the stockholders, to issue Preferred Stock and fix for each series the number of shares, designation, dividend rights, voting rights, redemption rights and other rights.

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

                            STERLING COMMERCE, INC.

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

 Stock Purchase Plan

  In March 1998, the Company's shareholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase the Common Stock at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. In June 1998, approximately 77,000 shares were issued to employees under the ESPP. At September 30, 1998, approximately $1,118,000 had been contributed by employees that will be used to purchase shares at the end of the offering period on December 31, 1998. Under the ESPP, the Company can issue up to 4,000,000 shares of which, at September 30, 1998, approximately 77,000 shares had been purchased and issued and approximately 58,000 shares were subscribed for issuance in December 1998, assuming no employees withdrawal from the plan.

 Stock Options

  The Company has a stock option plan that provides for the grant of options to purchase shares of Common Stock by officers, directors, key employees and advisors. All option grants were made at the fair market value of the Common Stock at the date of the grant. Options granted pursuant to the plan generally become exercisable at a rate of 25% per year or become exercisable immediately or within one year from the date of grant. Options granted pursuant to the plan generally expire five or ten years from the date of grant. At September 30, 1998, approximately 2,886,000 shares were reserved for future grants of options under the stock option plan.

  Stock option transactions are summarized below for the three years ended September 30, 1998:

                                1998               1997               1996
                          ------------------ ------------------ ------------------
                                   WEIGHTED-          WEIGHTED-          WEIGHTED-
                                    AVERAGE            AVERAGE            AVERAGE
                          SHARES   EXERCISE  SHARES   EXERCISE  SHARES   EXERCISE
                          (000'S)    PRICE   (000'S)    PRICE   (000'S)    PRICE
                          -------  --------- -------  --------- -------  ---------
Outstanding at beginning
 of year................. 17,727      $26    12,252      $24
  Granted................  1,241      $44     5,640      $27    12,285      $24
  Options issued for
   XcelleNet acquisi-
   tion..................  1,287      $25
  Exercised.............. (2,349)     $24       (75)     $24
  Canceled...............   (427)     $33       (90)     $26       (33)     $24
                          ------             ------             ------
Outstanding at end of
 year.................... 17,479      $26    17,727      $26    12,252      $24
                          ======             ======             ======
Options exercisable at
 year-end................ 11,672      $24     1,000      $24
                          ======             ======

                            STERLING COMMERCE, INC.

  The following table summarizes information about stock options outstanding at September 30, 1998:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                         ------------------------------------------- --------------------------
                                        WEIGHTED-
                           NUMBER        AVERAGE        WEIGHTED-      NUMBER      WEIGHTED-
RANGE OF                 OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
EXERCISE PRICES            (000'S)   CONTRACTUAL LIFE EXERCISE PRICE   (000'S)   EXERCISE PRICE
---------------          ----------- ---------------- -------------- ----------- --------------
$1 to $23...............      311          6.3             $16            202         $15
$24 to $26..............   14,522          7.1             $24         10,961         $24
$27 to $31..............      575          5.1             $29            162         $29
$32 to $49..............    2,071          5.5             $39            347         $34
                           ------
$1 to $49...............   17,479          6.8             $26         11,672         $25
                           ======                                      ======

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options and employee stock purchase plan awards under the fair value method as set forth in FAS 123.

  The fair value of the Company's employee stock awards was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.8% to 6.7%; stock price volatility factors of 0.405%, 0.368% and 0.368% and expected option lives of 1 year to 5 years. The Company does not have a history of paying dividends, and none have been assumed in estimating the fair value of the options.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share information):

                                                       1998     1997    1996
                                                     --------  ------- -------
   Net income (loss):
     As reported.................................... ($61,156) $55,444 $58,392
     Pro forma......................................  (86,426)  10,570  40,600
   Basic earnings per share:
     As reported....................................     (.67)     .66     .79
     Pro forma......................................     (.95)     .12     .54
   Diluted earnings per share:
     As reported....................................     (.67)     .64     .77
     Pro forma......................................     (.95)     .12     .54
   Weighted-average fair value of options granted
    during the year................................. $  15.28  $  8.45 $  7.41

13. DEFINED CONTRIBUTION PLAN

  Prior to October 1, 1996, the Company participated in Sterling Software's plan that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the "Software Plan") for all full-

                            STERLING COMMERCE, INC.

time employees and for part-time employees that have completed a specified term of service. Pursuant to the Software Plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company contributed additional amounts, as provided by the Software Plan. Company contributions charged to expense during 1996 were $2,035,000.

  Effective September 30, 1996, the Company ceased participating in the Software Plan. The Company established a plan with similar attributes (the "Commerce Plan") effective October 1, 1996 and the Company's pro rata share of the assets of the Software Plan were transferred to the Commerce Plan. A portion of the Commerce Plan consisting of the Company's contribution has been designated as an employee stock ownership plan. One half of the Company's contributions are invested in Common Stock. Company contributions charged to expense during 1998 and 1997 were $2,478,000 and $1,951,000, respectively.

14. CHANGE-IN-CONTROL AND SEVERANCE AGREEMENTS

  The Company has change-in-control agreements with 19 executive and other officers that grant the right to receive payments based on the individual's respective salary, bonus and benefits in the event a change in control (as defined in such change-in-control agreements) of the Company occurs and a covered officer's employment is terminated. In addition, the Company has entered into a consulting agreement with its chairman that grants similar rights as the change-in-control agreements described above. The change-in-control agreements further provide that the Company will make certain payments to the individual to compensate such individual for the economic effect of the individual's liability to pay excise taxes to the extent such payments received by such individual, pursuant to the change-in-control agreements, stock option agreements or otherwise, are considered contingent on a change in ownership or control under Section 280G of the Internal Revenue Code (a "Tax Payment"). Based on certain assumptions, at September 30, 1998, the maximum liability for compensation including bonuses, benefits and Tax Payments under these agreements was estimated to be approximately $30,000,000. The actual liability, if any, under these agreements will depend on a number of factors, including the level of compensation including bonuses and benefits being received by the covered individuals prior to a change in control and the price at which any change-in-control transaction occurs.

  The Company has entered into severance agreements with 19 executive and other officers of the Company providing for payments based on the individual officer's salary and bonus and continuation of benefits. In addition, the Company has entered into a consulting agreement with its chairman that provides for annual base compensation plus agreed-upon bonuses. At September 30, 1998, the maximum estimated liability for future compensation including bonuses and benefits under these agreements was estimated to be approximately $23,000,000.

                            STERLING COMMERCE, INC.

15. OPERATIONS BY GEOGRAPHIC AREA

  The Company's operations in the United States and international markets at September 30, 1998 and for the year then ended are summarized as follows (in thousands):

                                                                  YEAR ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
Revenue:
  United States..............................................      $390,226
  Europe.....................................................        63,305
  Canada and Latin America...................................        27,057
  Asia-Pacific...............................................         9,714
                                                                   --------
                                                                    490,302
                                                                   ========
Operating Profit (Loss):
  United States..............................................      $146,776
  Europe.....................................................        19,554
  Canada and Latin America...................................        14,468
  Asia-Pacific...............................................        (1,489)
  Re-organization and unusual costs..........................       (67,436)
  Purchased research and development.........................      (116,460)
  Corporate and other........................................       (16,574)
                                                                   --------
                                                                    (21,161)
                                                                   ========
Identifiable Assets:
  United States..............................................      $298,026
  Europe.....................................................        71,724
  Canada and Latin America...................................        16,611
  Asia-Pacific...............................................        11,643
  Corporate and other........................................       569,000
                                                                   --------
                                                                    967,004
                                                                   ========

  The amounts presented for "Corporate and other" include corporate expense, intersegment eliminations, cash balances, marketable securities, deferred income tax balances and other assets.

  The Company had no significant international operations from the date of the Offering until June 30, 1997, upon the termination of the International Marketing Agreement with Sterling Software. The results of the Company's international operations during the fourth quarter of 1997 were not material.

                            STERLING COMMERCE, INC.

16. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The Company's consolidated operating results for each quarter of 1998 and 1997 are summarized as follows (in thousands):

                                                THREE MONTHS ENDED
                                    -------------------------------------------
                                    DECEMBER 31 MARCH 31 JUNE 30   SEPTEMBER 30
                                    ----------- -------- --------  ------------
Year ended September 30, 1998:
  Revenue..........................  $106,283   $111,076 $122,095   $ 150,848
  Cost of sales....................    20,462     24,029   24,099      27,570
  Product development and enhance-
   ment expenses...................     7,648      6,393    7,343       8,334
  Selling, general and administra-
   tive expenses...................    45,577     44,789   47,666      63,657
  Income (loss) before other income
   and income taxes(1).............    32,596     35,865   42,987    (132,609)
  Net income (loss)................  $ 24,200   $ 26,977 $ 31,226   $(143,559)
  Earnings (loss) per share:
    Basic..........................  $   0.27   $   0.30 $   0.34   $   (1.53)
    Diluted........................  $   0.26   $   0.29 $   0.33   $   (1.53)
Year ended September 30, 1997:
  Revenue..........................  $ 74,769   $ 79,534 $ 87,798   $ 108,496
  Cost of sales....................    15,735     16,392   18,073      20,415
  Product development and enhance-
   ment expenses...................     5,071      6,191    7,147       6,444
  Selling, general and administra-
   tive expenses...................    28,950     29,371   32,484      44,044
  Income (loss) before other income
   and income taxes(2).............    25,013     27,580  (17,595)     37,593
  Net income (loss)................  $ 16,060   $ 18,817 $ (7,476)  $  28,043
  Earnings (loss) per share:
    Basic..........................  $   0.21   $   0.23 $  (0.08)  $    0.31
    Diluted........................  $   0.21   $   0.23 $  (0.08)  $    0.30

--------
(1) Net of $116,460,000 of purchased research and development and $67,436,000 of reorganization and unusual costs charged to expense in the quarter ended September 30, 1998.

(2) Net of $31,879,000 of purchased research and development and $15,810,000 of reorganization and unusual costs charged to expense in the quarter ended June 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item 10 concerning the directors of the Company is set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders, under the heading "Proposal I--Election of Directors," which information is incorporated herein by reference. Information concerning compliance with Section 16 of the Securities Act of 1934, as amended, by persons subject to such Section is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

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

  1. Consolidated Financial Statements:

  See Index to Consolidated Financial Statements at Item 8.

  2. Consolidated Financial Statement Schedules:

  Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1998, 1997 and 1996

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  3. Exhibits

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  2.1    Agreement and Plan of Merger dated as of April 16, 1998 by and among
          Sterling Commerce, Inc., Sterling Commerce (Southern), Inc. and
          XcelleNet, Inc.(1)
  3.1    Third Amended and Restated Certificate of Incorporation of the
          Company, as amended(2)
  3.2    Amended and Restated Bylaws of the Company(3)
  4.1    Rights Agreement dated December 18, 1996 by and between the Company and The First National Bank of Boston, as Rights Agent(4)
 10.1.1  International Marketing Agreement dated March 4, 1996 between Sterling
          Commerce International, Inc. and Sterling Software International,
          Inc.(5)
 10.1.2  Amendment No. 1 to the International Distributor Agreement dated as of
          January 31, 1997 between Sterling Commerce B.V. and Sterling Software
          International, Inc. (a.k.a. the International Marketing Agreement)(6)
 10.2    Termination Agreement dated June 30, 1997 between Sterling Commerce
          B.V. and Sterling Software International, Inc.(7)
 10.3    Tax Allocation Agreement dated March 4, 1996 between the Company and
          Sterling Software(8)
 10.4    Indemnification Agreement dated March 4, 1996 between the Company and
          Sterling Software(5)
 10.5    Master Software License Agreement dated March 4, 1996 among the
          Company, Sterling Software and their respective subsidiaries parties thereto(5)
 10.6    Agreement dated as of September 19, 1996 by the Company for the benefit of Sterling Software(9)
 10.7    Form of Indemnification Agreement between the Company and each of its officers and directors(8), (10)
 10.8    Form of Director Agreement dated as of January 27, 1997 between the
          Company and each of Sam Wyly and Charles J. Wyly, Jr.(6), (10)
 10.9    Agreement dated May 31, 1998 between the Company and Sterling L.
          Williams(3)
 10.10   Form of Change-in-Control Severance Agreement between the Company and each of Warner C. Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R.
          Perkins and certain other executive officers of the Company(5), (10)
 10.11   Form of Severance Agreement between the Company and each of Warner C.
          Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R. Perkins and certain other executive officers of the Company(5), (10)
 10.12   Supplemental Executive Retirement Plan(10), (11)
 10.13   Sterling Commerce, Inc. Amended and Restated 1996 Stock Option
          Plan(10), (12)
 10.14.1 Sterling Commerce, Inc. Deferred Compensation Plan(10), (13)

10.14.2  First Amendment to Sterling Commerce, Inc. Deferred Compensation Plan dated as of October 30,
          1997(10), (11)
10.14.3  Second Amendment to Sterling Commerce, Inc. Deferred Compensation Plan dated as of June 1, 1998(3),
          (10)
10.15.1  Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First
          National Bank of Boston, as agent, and Bank One, Texas, National Association(9)
10.15.2  Amendment and Modification Agreement to the Revolving Credit and Term Loan Agreement among the
          Company and The First National Bank of Boston, as agent, and Bank One, Texas, National
          Association(12)
21.1     Subsidiaries of the Company(3)
23.1     Consent of Ernst & Young LLP(3)
27.1     Financial Data Schedule(3)

--------
 (1) Previously filed as an exhibit to the Current Report on Form 8-K dated April 16, 1998 and incorporated herein by reference. (The copy of the Agreement and Plan of Merger incorporated by reference in this report does not include the Schedules thereto. The Company agrees to furnish supplementally to the Commission any such omitted Schedule upon request.)

 (2) Previously filed as an exhibit to the Company's Registration Statement No. 333-20565 and incorporated herein by reference.

 (3) Filed herewith.

 (4) Previously filed as an exhibit to the Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference.

 (5) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

 (6) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.

 (7) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1997 and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference.

 (9) Previously filed as an exhibit to the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1996 and incorporated herein by reference.

(10) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.

(11) Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Registration Statement No. 333-37523 and incorporated herein by reference.

(b) Reports on Form 8-K.

  During the three-month period ended September 30, 1998, the Company filed a Current Report on Form 8-K. The report, dated July 21, 1998, included information requested under Item 2--Acquisition or Disposition of Assets.

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

                                          STERLING COMMERCE, INC.


                                                   /s/ Warner C. Blow
                                          By: _________________________________
                                                       Warner C. Blow
                                               President and Chief Executive
                                                          Officer

Date: November 19, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ Sterling L. Williams         Chairman of the Board and      November 19, 1998
____________________________________  Director
        Sterling L. Williams

       /s/ Warner C. Blow            President and Chief            November 19, 1998
____________________________________  Executive Officer and
           Warner C. Blow             Director
                                      (Principal Executive
                                      Officer)

    /s/ Charles J. Wyly, Jr.         Director                       November 19, 1998
____________________________________
        Charles J. Wyly, Jr.

          /s/ Sam Wyly               Director                       November 19, 1998
____________________________________
              Sam Wyly
        /s/ Evan A. Wyly             Director                       November 19, 1998
____________________________________
            Evan A. Wyly

       /s/ Honor R. Hill             Director                       November 19, 1998
____________________________________
           Honor R. Hill


       /s/ Robert E. Cook            Director                       November 19, 1998
____________________________________
           Robert E. Cook

     /s/ Steven P. Shiflet           Senior Vice President and      November 19, 1998
____________________________________  Chief Financial Officer
         Steven P. Shiflet            (Principal Financial and
                                      Accounting Officer)

                                                                     SCHEDULE II

                            STERLING COMMERCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                        BALANCE AT               CHARGED TO
                        BEGINNING  ADDITION FROM COSTS AND  DEDUCTIONS--     BALANCE AT END
                        OF PERIOD   ACQUISITION   EXPENSES    DESCRIBE         OF PERIOD
                        ---------- ------------- ---------- ------------     --------------
Allowance for doubtful
 accounts at September
 30, 1998.............. $4,789,000  $2,096,000   $6,013,000 $(2,567,000)(1)   $10,331,000
                        ==========  ==========   ========== ===========       ===========
Allowance for doubtful
 accounts at September
 30, 1997.............. $2,416,000               $3,567,000 $(1,194,000)(1)   $ 4,789,000
                        ==========               ========== ===========       ===========
Allowance for doubtful
 accounts at September
 30, 1996.............. $2,000,000               $1,068,000 $  (652,000)(1)   $ 2,416,000
                        ==========               ========== ===========       ===========

--------
(1)Accounts written off.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  2.1    Agreement and Plan of Merger dated as of April 16, 1998 by and among
          Sterling Commerce, Inc., Sterling Commerce (Southern), Inc. and
          XcelleNet, Inc.(1)
  3.1    Third Amended and Restated Certificate of Incorporation of the
         Company, as amended(2)
  3.2    Amended and Restated Bylaws of the Company(3)
  4.1    Rights Agreement dated December 18, 1996 by and between the Company and The First National Bank of Boston, as Rights Agent(4)
 10.1.1  International Marketing Agreement dated March 4, 1996 between Sterling
          Commerce International, Inc. and Sterling Software International,
          Inc.(5)
 10.1.2  Amendment No. 1 to the International Distributor Agreement dated as of
          January 31, 1997 between Sterling Commerce B.V. and Sterling Software
          International, Inc. (a.k.a. the International Marketing Agreement)(6)
 10.2    Termination Agreement dated June 30, 1997 between Sterling Commerce
          B.V. and Sterling Software International, Inc.(7)
 10.3    Tax Allocation Agreement dated March 4, 1996 between the Company and
         Sterling Software(8)
 10.4    Indemnification Agreement dated March 4, 1996 between the Company and
         Sterling Software(5)
 10.5    Master Software License Agreement dated March 4, 1996 among the
          Company, Sterling Software and their respective subsidiaries parties thereto(5)
 10.6    Agreement dated as of September 19, 1996 by the Company for the benefit of Sterling Software(9)
 10.7    Form of Indemnification Agreement between the Company and each of its officers and directors(8), (10)
 10.8    Form of Director Agreement dated as of January 27, 1997 between the
          Company and each of Sam Wyly and Charles J. Wyly, Jr.(6), (10)
 10.9    Agreement dated May 31, 1998 between the Company and Sterling L.
         Williams(3)
 10.10   Form of Change-in-Control Severance Agreement between the Company and each of Warner C. Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R.
          Perkins and certain other executive officers of the Company(5), (10)
 10.11   Form of Severance Agreement between the Company and each of Warner C.
          Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R. Perkins and certain other executive officers of the Company(5), (10)
 10.12   Supplemental Executive Retirement Plan(10), (11)
 10.13   Sterling Commerce, Inc. Amended and Restated 1996 Stock Option
         Plan(10), (12)
 10.14.1 Sterling Commerce, Inc. Deferred Compensation Plan(10), (13)
 10.14.2 First Amendment to Sterling Commerce Inc. Deferred Compensation Plan
         dated as of October 30, 1997(10), (11)
 10.14.3 Second Amendment to Sterling Commerce Inc. Deferred Compensation Plan
         dated as of June 1, 1998(3), (10)
 10.15.1 Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First National Bank of Boston, as agent, and Bank One, Texas, National Association(9)
 10.15.2 Amendment and Modification Agreement to the Revolving Credit and Term
          Loan Agreement among the Company and The First National Bank of
          Boston, as agent, and Bank One, Texas, National Association(12)

 EXHIBIT
   NO.             DESCRIPTION
 -------           -----------
 21.1    Subsidiaries of the Company(3)
 23.1    Consent of Ernst & Young LLP(3)
 27.1    Financial Data Schedule(3)

--------
(1) Previously filed as an exhibit to the Current Report on Form 8-K dated April 16, 1998 and incorporated herein by reference. (The copy of the Agreement and Plan of Merger incorporated by reference in this report does not include the Schedules thereto. The Company agrees to furnish supplementally to the Commission any such omitted Schedule upon request.)

(2) Previously filed as an exhibit to the Company's Registration Statement No. 333-20565 and incorporated herein by reference.

(3) Filed herewith.

(4) Previously filed as an exhibit to the Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Current Report on Form 8-K dated June 30, 1997 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1996 and incorporated herein by reference.

(10) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.

(11) Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Registration Statement No. 333-37523 and incorporated herein by reference.