Form 10-Q
period 1998-12-31
STERLING COMMERCE INC
filed 1999-02-04
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   (Mark One)
       (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1998

                                      or

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

As of January 29, 1999, 96,002,810 shares of the Company's common stock, $.01 par value, were outstanding.

                   Item 1.  Financial Statements (Unaudited)

                         Index to Financial Statements

                                                                                         Page
                                                                                         ----
Sterling Commerce, Inc. Consolidated Balance Sheets at December 31, 1998 and
  September 30, 1998..................................................................     3

Sterling Commerce, Inc. Consolidated Statements of Income for the Three Months
  Ended December 31, 1998 and 1997....................................................     4

Sterling Commerce, Inc. Consolidated Statement of Stockholders' Equity for the Three
  Months Ended December 31, 1998......................................................     5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the Three Months
  Ended December 31, 1998 and 1997....................................................     6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements....................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations...............................................................    11



                                    PART II

Item 6.  Exhibits and Reports on Form 8-K.............................................    15

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share information)
                                  (Unaudited)

                                                            A S S E T S

                                                                                     December 31,           September 30,
                                                                                         1998                    1998
                                                                                    ------------            ------------
Current assets:
  Cash and cash equivalents......................................................   $    394,054            $    354,948
  Marketable securities..........................................................        199,928                 183,451
  Accounts and notes receivable, net.............................................        147,170                 151,256
  Deferred income taxes..........................................................         11,627                  11,627
  Prepaid expenses and other current assets......................................         24,631                  18,013
                                                                                    ------------            ------------
       Total current assets......................................................        777,410                 719,295

Property and equipment, net of accumulated depreciation of $63,285 at
  December 31, 1998 and $57,542 at September 30, 1998............................         77,946                  74,391

Computer software, net of accumulated amortization of $62,781 at
  December 31, 1998 and $62,257 at September 30, 1998............................         93,324                  91,409

Excess cost over net assets acquired, net of accumulated amortization of
  $5,836 at December 31, 1998 and $2,339 at September 30, 1998...................         61,024                  63,382

Other assets.....................................................................         17,857                  18,527
                                                                                    ------------            ------------
                                                                                    $  1,027,561            $    967,004
                                                                                    ============            ============

                              L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
  Accounts payable and accrued liabilities.......................................   $     82,270            $     90,599
  Income taxes payable...........................................................         20,655                   7,992
  Deferred revenue...............................................................         72,360                  71,744
                                                                                    ------------            ------------
       Total current liabilities.................................................        175,285                 170,335
                                                                                    ------------            ------------

Deferred income taxes............................................................         31,632                  30,335
Other noncurrent liabilities.....................................................         20,548                  18,419

Stockholders' equity:
  Preferred stock, $.01 par value; 50,000 shares authorized;
    no shares issued and outstanding.............................................
  Common stock, $.01 par value; 150,000 shares authorized; 95,205 and 94,511 shares issued and outstanding at December 31, 1998
    and September 30, 1998, respectively.........................................            952                     945
  Additional paid-in capital.....................................................        734,043                 714,156
  Retained earnings..............................................................         65,101                  32,814
                                                                                    ------------            ------------
       Total stockholders' equity................................................        800,096                 747,915
                                                                                    ------------            ------------
                                                                                    $  1,027,561            $    967,004
                                                                                    ============            ============

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share information)
                                  (Unaudited)



                                                              Three Months
                                                            Ended December 31,
                                                          ---------------------
                                                             1998        1997
                                                          ---------   ---------
Revenue:
  Products.............................................   $  49,650   $  37,441
  Product support......................................      33,732      21,994
  Services.............................................      57,396      46,848
                                                          ---------   ---------
                                                            140,778     106,283

Costs and expenses:
  Cost of sales:
    Products and product support.......................      16,629       8,976
    Services...........................................      14,952      11,486
                                                          ---------   ---------
                                                             31,581      20,462

  Product development and enhancement expenses, net....       9,220       7,648
  Selling, general and administrative expenses.........      55,915      45,577
                                                          ---------   ---------
                                                             96,716      73,687
                                                          ---------   ---------


Income before other income and income taxes............     44,062       32,596

Other income, net......................................      6,250        5,740
                                                          ---------   ---------


Income before income taxes.............................     50,312       38,336
Provision for income taxes.............................     18,379       14,136
                                                          --------    ---------
Net income.............................................   $ 31,933    $  24,200
                                                          ========    =========

Income per common share:
  Basic................................................   $   0.34    $    0.27
                                                          ========    =========
  Diluted..............................................   $   0.33    $    0.26
                                                          ========    =========


                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Three Months Ended December 31, 1998
                                (in thousands)
                                  (Unaudited)

                                                                 Common Stock
                                                            ----------------------
                                                             Number                     Additional                        Total
                                                               of            Par         Paid-in        Retained      Stockholders'
                                                             Shares         Value        Capital        Earnings         Equity
                                                            --------      --------      ----------      --------      ------------
Balance at September 30, 1998............................     94,511      $    945      $  714,156      $ 32,814      $    747,915
Issuance of common stock pursuant to stock
  options, including tax benefit of $3,320...............        694             7          19,887                          19,894
Net income...............................................                                                 31,933            31,933
Foreign currency translation adjustment..................                                                    371               371
Other....................................................                                                    (17)              (17)
                                                            --------      --------      ----------     ---------      ------------
Balance at December 31, 1998.............................     95,205      $    952      $  734,043      $ 65,101      $    800,096
                                                            ========      ========      ==========     =========      ============

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                         Three Months
                                                                                       Ended December 31,
                                                                                  --------------------------
                                                                                     1998             1997
                                                                                  ---------        ---------
Operating activities:
  Net income..............................................................        $  31,933        $  24,200
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization......................................           16,183            9,410
       Provision for losses on accounts receivable........................              573              860
       Provision for deferred income taxes................................            1,297            2,141
       Changes in operating assets and liabilities:
         Accounts and notes receivable....................................            3,513          (12,938)
         Prepaid expenses and other current assets........................           (6,488)           3,430
         Accounts payable, accrued liabilities and income
           taxes payable..................................................            4,334            6,510
         Deferred revenue.................................................              616              762
         Other............................................................            2,950             (737)
                                                                                  ---------        ---------
           Net cash provided by operating activities......................           54,911           33,638
                                                                                  ---------        ---------

Investing activities:
  Purchases of property and equipment.....................................          (12,300)         (10,040)
  Purchases and capitalized cost of development of computer software......           (6,905)          (4,225)
  Purchases of investments................................................          (61,177)         (58,300)
  Sales of investments....................................................           44,683           36,426
                                                                                  ---------        ---------
           Net cash used in investing activities..........................          (35,699)         (36,139)
                                                                                  ---------        ---------

Financing activities:
  Issuance of common stock................................................           19,894            6,229
                                                                                  ---------        ---------
           Net cash provided by financing activities......................           19,894            6,229
                                                                                  ---------        ---------

Increase in cash and cash equivalents.....................................           39,106            3,728

Cash and cash equivalents at beginning of period..........................          354,948          250,348
                                                                                  ---------        ---------

Cash and cash equivalents at end of period................................        $ 394,054        $ 254,076
                                                                                  =========        =========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998
                                  (Unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for the period ended December 31, 1997 have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on facts and circumstances currently known, final amounts may differ from such estimates.
The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Sterling Commerce, Inc. 1998 Annual Report on Form 10-K.

     Revenue

     In accordance with Statement of Position 97-2 "Software Revenue Recognition," as amended by Statement of Position 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 97-2"), revenue from license fees for software products is recognized when the software is delivered, there is persuasive evidence that an arrangement exists, the fee is fixed and determinable and collection is probable. If software products transactions include the right to receive future products, a portion of the software products revenue is deferred and recognized as such products are delivered. Revenue from services is recognized as the services are performed. Services revenue earned but not invoiced at the end of a month is recognized as revenue in such month and recorded as unbilled accounts receivable until invoiced in the following month.

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

     Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              Three Months
                                                            Ended December 31,
                                                           -------------------
                                                             1998       1997
        Basic:
          Net income.....................................  $ 31,933   $ 24,200
                                                           ========   ========
          Weighted average common shares outstanding.....    94,680     89,752
                                                           ========   ========
          Per share amount...............................  $   0.34   $   0.27
                                                           ========   ========

        Diluted:
          Net income.....................................  $ 31,933   $ 24,200
                                                           ========   ========
          Weighted average common shares outstanding.....    94,680     89,752
          Net effect of dilutive options (1).............     2,796      3,248
                                                           ========   ========
          Total..........................................    97,476     93,000
                                                           ========   ========
          Per share amount...............................  $   0.33   $   0.26
                                                           ========   ========


--------------------
        1. For the three months ended December 31, 1998, 1.8 million antidilutive stock options were excluded from the computation of diluted earnings per share.


     Recent Accounting Pronouncements

     SOP 97-2

     Effective October 1, 1998, the Company adopted SOP 97-2 which requires each element of a software license arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the license arrangement if undelivered elements are essential to the functionality of the delivered elements. Adoption of SOP 97-2, as amended, did not significantly affect the Company's results of operations for the three months ended December 31, 1998, nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by SOP 97-2.

     In December 1998, Statement of Position 98-9, "Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions" ("SOP 98-9") was released. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all of the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

     The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions of SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is currently evaluating the requirements of SOP 98-9 and the effects, if any, it may have on the Company's current revenue recognition policies.

     Comprehensive Income

     On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the presentation of comprehensive income and its components in a full set of general-purpose financial statements. For interim reporting purposes, the disclosure of other comprehensive income may be included in the notes to the interim consolidated financial statements. The purpose of reporting comprehensive income is to report changes in equity that result from transactions and other economic events, excluding transactions with owners in their capacity as owners. The Company's comprehensive income consists of net income, foreign currency translation adjustments and unrealized gain or loss on marketable securities; however, the adoption of FAS 130 had no impact on the financial position or results of operations of the Company. For the three months ended December 31, 1998 and 1997 the difference between comprehensive income and net income was not significant.

2.   Unaudited Interim Financial Statements

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

3.   General Information

     The Company is a provider of electronic commerce ("EC") products, services and solutions worldwide. Sterling Commerce, Inc. was incorporated in December 1995. The Company develops, markets and supports EC software products, and provides EC services, that enable businesses to engage in business-to-business electronic communications and transactions. The Company, through its predecessors and subsidiaries, has been providing EC solutions for over 20 years and has more than 42,000 customers in many industries, including banking, healthcare, manufacturing, pharmaceuticals, retailing, telecommunications and transportation.

4.   1998 Business Combinations and Reorganizations

     Reorganization and Unusual Costs

     During the first quarter of fiscal 1999, approximately $4.3 million, including approximately $1.6 million of employee termination costs, was disbursed from the September 30, 1998 balance of accrued reorganization and unusual costs. The balance remaining in accrued reorganization and unusual costs at December 31, 1998 was approximately $14.7 million, which amount was included in accounts payable and accrued liabilities.

     Research and Development

     In its acquisition of XcelleNet, Inc. completed July 21, 1998 the Company acquired certain in-process research and development. The Company had estimated at September 30, 1998 that further expenditures of approximately $8.5 million would be required during the following 18 months to develop the acquired research and development into commercially viable products. The Company has continued these development efforts during the first quarter of fiscal 1999 and believes its previous estimates remain reasonable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 31, 1998 and 1997

     Total revenue increased $34.5 million or 32% in the first quarter of fiscal 1999 compared to the same period in fiscal 1998. Products revenue increased $12.2 million or 33%, product support revenue increased $11.7 million or 53% and services revenue increased $10.5 million or 23%. The increase in products and product support revenues was due primarily to increased licensing of CONNECT and GENTRAN software products including remote and mobile management software products and product support not offered by the Company during the same period of fiscal 1998. The increase in services revenue was primarily from growth in existing COMMERCE services customer volume, the addition of new customers and an increase in demand for education and consulting services.

     The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed-term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and COMMERCE service agreements that are cancelable upon 30 days' notice. The Company includes the entire portion of the recognized revenue from COMMERCE service agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $17.8 million or 30% in the first quarter of fiscal 1999 compared to the same period of fiscal 1998 and represented 54% of total revenue in the first quarter of fiscal 1999 compared to 55% in the same period of fiscal 1998.

     Internet-related revenue is revenue derived from products and services from the CONNECT, GENTRAN and COMMERCE families that are implemented directly on the Internet or used with Internet-based technologies, including extranet and intranet configurations. Examples include Web-based EC message management software, software for the movement and management of information over extranets and intranets, revenue from the management of business communities over extranets and related consulting services. The Company's Internet-related revenues increased 40% to $39.6 million in the first quarter of fiscal 1999 compared to $28.3 million in the same period of fiscal 1998. For the three months ended December 31, 1998, 58% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, compared to 57% for the three months ended December 31, 1997. The Company's revenue from outside the United States represented 22% of total revenue in the first quarter of fiscal 1999 and 1998.

     Total costs and expenses increased $23.0 million or 31% on revenue growth of 32%. The increase in total costs and expenses is primarily due to a 54% increase in cost of sales, a 23% increase in selling, general and administrative expenses and to a lesser extent a 21% increase in product development and enhancement expenses.

     Total cost of sales increased $11.1 million or 54% when compared with the same period of fiscal 1998. As a percentage of total revenue, total cost of sales increased to 22% in the first quarter of fiscal 1999 from 19% for the same period of fiscal 1998. Cost of sales for products and product support increased $7.7 million or 85% due to increased costs associated with supporting expanding software licensing, a larger installed customer base and higher amortization costs for software products. Cost of sales for products and product support as a percentage of revenue increased to 12% in the first quarter of fiscal 1999 from 8% in the same period of fiscal 1998. Cost of sales for services increased $3.5 million or 30% due to higher COMMERCE services costs to support a growing customer base and greater customer volume, and also due to higher costs associated with providing education and consulting services. As a percentage of total revenue, cost of sales for services remained unchanged at 11% for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Cost of sales includes $11.3 million of depreciation and amortization for the first quarter of fiscal 1999 and $6.3 million of depreciation and amortization for the same period of fiscal 1998.

     Product development and enhancement expenses for the first quarter of fiscal 1999 increased $1.6 million or 21% to $9.2 million, net of $5.7 million capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"), from $7.6 million, net of $3.9 million capitalized, for the first quarter of fiscal 1998. The increase was primarily due to the higher gross product development and enhancement expenses relating to products under development during fiscal 1999. As a percentage of total revenue, product development and enhancement expenses remained unchanged at 7% for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Total capitalized costs represented 38% and 34% of total product and enhancement expenses for the quarters ended December 31, 1998 and 1997, respectively. Product development and enhancement expenses and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

     Selling, general and administrative expenses increased $10.3 million or 23% when compared with the same period of fiscal 1998 due primarily to an increase in sales, marketing and administrative support activities needed to support the corresponding growth in revenue. Selling, general and administrative expenses decreased as a percentage of total revenue to 40% in the first quarter of fiscal 1999 compared to 43% for the same period of fiscal 1998.

     Income before other income and income taxes was $44.1 million for the first quarter of fiscal 1999 compared to $32.6 million for the same period of fiscal 1998 due to a $34.5 million increase in revenue offset by a $23.0 million increase in total costs and expenses.

     Provision for income taxes increased $4.2 million for the first quarter of fiscal 1999 compared to the same period of fiscal 1998 primarily due to the increase in income before taxes in the first quarter of fiscal 1999.

Liquidity and Capital Resources

     The Company had $602.1 million of working capital at December 31, 1998, including $394.1 million of cash and cash equivalents and $199.9 million of marketable securities. Days sales outstanding, measured on a quarterly basis, increased to 94 days for the quarter ended December 31, 1998 compared with 90 days for the quarter ended September 30, 1998. Days sales outstanding improved to 94 days in the first quarter of fiscal 1999 compared to 98 days in the same period of fiscal 1998. The Company has historically seen an increase in days sales outstanding in its first quarter due to the relatively high year-end accounts receivable balances resulting from increased sales activity which normally occurs in the Company's fourth fiscal quarter.

     Net cash flows from operations increased $21.3 million to $54.9 million in the first three months of fiscal 1999 compared to the first three months of fiscal 1998 primarily due to higher operating profits and non-cash charges, an increase in accounts payable, accrued liabilities and income taxes payable and a decrease in accounts receivable, which were offset by an increase in prepaid expenses and other current assets. A portion of the Company's cash flow from operations during the first quarter of fiscal 1999 and 1998 was used to fund software additions and capital expenditures. Software expenditures in the first quarter of fiscal 1999 were $6.9 million, $5.7 million of which were capitalized pursuant to FAS 86, compared to $4.2 million of software expenditures in the same quarter of the prior year, $3.9 million of which were capitalized pursuant to FAS 86. The expenditures during the first quarter of fiscal 1999 were primarily for new products and enhancements of existing products. Property and equipment purchases of $12.3 million in the first three months of fiscal 1999 included purchases made for equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue.

     The Company maintains a Revolving Credit and Term Loan Agreement, as amended (the "Credit Agreement") that provides for a domestic borrowing capacity of $20 million and an additional $10 million international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with a final maturity of October 1, 1999 is unsecured and contains various restrictive covenants including limitations on additional borrowings, payment of cash dividends and certain acquisitions. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent. There were no amounts borrowed or outstanding under the Credit Agreement or the underlying letter of credit facility as of December 31, 1998.

     At December 31, 1998, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company presently intends to meet such obligations from cash flows from operations. No significant commitments exist for future capital expenditures. The Company believes available balances of cash and cash equivalents and marketable securities combined with cash flows from operations and amounts available under the Credit Agreement are sufficient to meet the Company's working capital requirements for the foreseeable future.

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

     The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the underlying transaction occurs. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based. In addition, the Company may from time to time employ external hedging strategies. The Company believes that its results of operations and financial position will not be materially affected by the recent decrease in the relative value of certain foreign currencies compared to the U.S. dollar.

     The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy contributes in part to the Company's growth in revenue and operating profit. The impact of any future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

Forward-Looking Information

     This report and other reports and statements published by the Company from time to time (collectively, "Published Reports") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in Published Reports, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any risks and uncertainties specifically identified in the text surrounding such statements, those risks discussed in the Sterling Commerce, Inc. 1998 Annual Report on Form 10-K under the section titled "Risk Factors," uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

           27.1  --  Financial Data Schedule

     (b)   Reports on Form 8-K:

           Sterling Commerce, Inc. filed no reports on Form 8-K during the quarter ended December 31, 1998.

     Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STERLING COMMERCE, INC.




Date:  February 4,  1999              By:   /s/  Steven P. Shiflet
                               --------------------------------------------
                                            Steven P. Shiflet
                                        Senior Vice President and
                                         Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

     27.1  --   Financial Data Schedule