Form 10-Q
period 1999-03-31
STERLING COMMERCE INC
filed 1999-05-07
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

       (Mark One)
          (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                                      or

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

As of April 30, 1999, 95,275,460 shares of the Company's Common Stock, $.01 par value, were outstanding.

                            STERLING COMMERCE, INC.
                               TABLE OF CONTENTS


                        Part I - Financial Information

Item 1.  Financial Statements (Unaudited)
                                                                                    Page
                                                                                    ----

Sterling Commerce, Inc. Consolidated Balance Sheets at March 31, 1999 and
    September 30, 1998 ...........................................................      3

Sterling Commerce, Inc. Consolidated Statements of Income for the Three and
    Six Months Ended March 31, 1999 and 1998......................................      4

Sterling Commerce, Inc. Consolidated Statement of Stockholders' Equity for the
    Six Months Ended March 31, 1999...............................................      5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the Six Months
    Ended March 31, 1999 and 1998.................................................      6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements................      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results Results of Operations............................................     12

                          Part II - Other information

Item 4.  Submission of Matters to a Vote of Security Holders .....................     18

Item 6.  Exhibits and Reports on Form 8-K.........................................     18

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share information)

                                                             A S S E T S

                                                                                   March 31,             September 30,
                                                                                     1999                    1998
                                                                                 --------------          -------------
                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents.................................................   $     279,473           $     354,948
    Marketable securities.....................................................         325,484                 183,451
    Accounts and notes receivable, net........................................         156,609                 151,256
    Deferred income taxes.....................................................          10,777                  11,627
    Prepaid expenses and other current assets.................................          29,670                  18,013
                                                                                 -------------           -------------

          Total current assets................................................         802,013                 719,295

Property and equipment, net of accumulated depreciation of
    $69,034 at March 31, 1999 and $57,542 at September 30, 1998...............          83,742                  74,391

Computer software, net of accumulated amortization of $65,250
    at March 31, 1999 and $62,257 at September 30, 1998.......................          96,597                  91,409

Excess cost over net assets acquired, net of accumulated
    amortization of $9,165 at March 31, 1999 and $2,339
    at September 30, 1998.....................................................          55,748                  63,382

Other assets                                                                            19,230                  18,527
                                                                                 -------------           -------------

                                                                                 $   1,057,330           $     967,004
                                                                                 =============           =============

                               L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
    Accounts payable and accrued liabilities..................................   $      76,406          $       90,599
    Income taxes payable......................................................           4,238                   7,992
    Deferred revenue..........................................................          80,956                  71,744
                                                                                 -------------           -------------
          Total current liabilities...........................................         161,600                 170,335
                                                                                 -------------           -------------

Deferred income taxes.........................................................          40,952                  30,335
Other noncurrent liabilities..................................................          20,854                  18,419

Stockholders' equity:
    Preferred stock, $.01 par value; 50,000 shares authorized;
      no shares issued and outstanding
    Common stock, $.01 par value; 300,000 and 150,000 shares
      authorized at March 31, 1999 and September 30, 1998,
      respectively; 96,044 and 94,511 shares issued at March 31, 1999
      and September 30, 1998, respectively....................................             960                     945
    Additional paid-in capital................................................         758,207                 714,156
    Retained earnings.........................................................          98,828                  31,756
    Accumulated other comprehensive income....................................          (1,424)                  1,058
    Treasury stock, at cost; 785 shares at March 31, 1999.....................         (22,647)
                                                                                 -------------           -------------
          Total stockholders' equity..........................................         833,924                 747,915
                                                                                 -------------           -------------
                                                                                 $   1,057,330           $     967,004
                                                                                 =============           =============



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except per share information)
                                  (unaudited)



                                                                 Three Months                     Six Months
                                                                Ended March 31,                 Ended March 31,
                                                          ---------------------------      ---------------------------
                                                             1999            1998             1999            1998
                                                          -----------     -----------      ----------      -----------
 Revenue:
    Products..........................................    $    57,895     $    39,419      $   107,545     $    76,860
    Product support...................................         35,692          23,768           69,424          45,762
    Services..........................................         59,029          47,889          116,425          94,737
                                                          -----------     -----------      -----------     -----------
                                                              152,616         111,076          293,394         217,359


Costs and expenses:
    Cost of sales:
        Products and product support..................         15,738           9,952           32,367          18,928
        Services......................................         16,903          14,079           31,855          25,564
                                                          -----------     -----------      -----------     -----------
                                                               32,641          24,031           64,222          44,492

    Product development and enhancement expenses......          9,597           6,392           18,817          14,040
    Selling, general and administrative expenses......         61,235          44,789          117,150          90,366
                                                          -----------     -----------      -----------     -----------
                                                              103,473          75,212          200,189         148,898
                                                          -----------     -----------      -----------     -----------

Income before other income and income taxes...........         49,143          35,864           93,205          68,461

Other income..........................................          6,487           6,175           12,737          11,919
                                                          -----------     -----------      -----------     -----------

Income before income taxes............................         55,630          42,039          105,942          80,380
Provision for income taxes............................         20,457          15,064           38,836          29,202
                                                          -----------     -----------      -----------     -----------
Net income............................................    $    35,173     $    26,975      $    67,106     $    51,178
                                                          ===========     ===========      ===========     ===========

Income per common share:
    Basic.............................................    $      0.37     $      0.30      $      0.71     $      0.57
                                                          ===========     ===========      ===========     ===========
    Diluted...........................................    $      0.36     $      0.29      $      0.69     $      0.55
                                                          ===========     ===========      ===========     ===========




                            See accompanying notes.

                            STERLING COMMERCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six Months Ended March 31, 1999
                                 (in thousands)
                                  (unaudited)


                                                                                    Accumulated
                                                  Common Stock  Additional             Other         Treasury Stock     Total
                                                  ------------    Paid-in  Retained Comprehensive    -------------- Stockholder's
                                                  Shares  Amount  Capital   Earnings    Income       Shares   Amount    Equity
                                                 -------  ------ ---------  --------- ----------    --------  ------    -------
       Balance at September 30, 1998............ 94,511  $  945 $  714,156  $  31,756 $  1,058                          $  747,915
       Net income...............................                               67,106                                       67,106
       Foreign currency translation
        adjustment..............................                                        (2,451)                             (2,451)
       Unrealized loss on marketable
        securities..............................                                           (31)                                (31)
                                                                                                                        ----------
       Comprehensive income.....................                                                                            64,624
                                                                                                                        ----------
       Issuance of common stock pursuant to
        employee stock plans, including
        tax benefit of $5,374...................  1,533      15     44,051                           5  $      157           44,223
       Purchase of treasury stock...............                                                  (790)    (22,804)        (22,804)
       Other....................................                                  (34)                                         (34)
                                                 ------  ------ ----------  --------- --------    ----      ------      ----------
       Balance at March 31, 1999................ 96,044  $  960 $  758,207  $  98,828 $ (1,424)   (785) $  (22,647)     $  833,924
                                                 ======  ====== ==========  ========= ========    ====  ==========      ==========





                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                                                Six Months
                                                                                              Ended March 31,
                                                                                    ----------------------------------
                                                                                        1999                1998
                                                                                    ------------         -------------

Operating activities:
   Net income......................................................................  $    67,106          $   51,178
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization..........................................       27,961              18,262
            Provision for losses on accounts receivable............................        2,005                 584
            Provision for deferred income taxes....................................       11,467               3,841
            Changes in operating assets and liabilities:
              Accounts and notes receivable........................................       (7,358)            (15,626)
              Prepaid expenses and other current assets............................      (13,336)             (7,789)
              Accounts payable, accrued liabilities and income
                taxes payable......................................................      (17,947)              3,747
              Deferred revenue.....................................................        9,212               1,141
              Other................................................................        4,381               2,088
                                                                                     -----------          ----------
            Net cash provided by operating activities..............................       83,491              57,426
                                                                                     -----------          ----------

Investing activities:
   Purchases of property and equipment.............................................      (25,769)            (20,859)
   Purchases and capitalized cost of development of computer software..............      (12,552)            (11,831)
   Purchases of investments........................................................     (226,396)           (124,260)
   Sales of investments............................................................       84,332              85,659
                                                                                     -----------          ----------

            Net cash used in investing activities..................................     (180,385)            (71,291)
                                                                                     -----------          ----------

Financing activities:
   Issuance of common stock........................................................       44,223              32,639
   Purchase of treasury stock......................................................      (22,804)
                                                                                     -----------          ----------
            Net cash provided by financing activities..............................       21,419              32,639
                                                                                     -----------          ----------

Increase (decrease) in cash and cash equivalents...................................      (75,475)             18,774

Cash and cash equivalents at beginning of period...................................      354,948             250,348
                                                                                     -----------          ----------

Cash and cash equivalents at end of period.........................................  $   279,473          $  269,122
                                                                                     ===========          ==========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (unaudited)

1.  Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of Sterling Commerce, Inc. and its subsidiaries (collectively, the "Company") after elimination of all significant intercompany balances and transactions. Certain amounts for the comparative periods have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While management has based its assumptions and estimates on facts and circumstances currently known, actual amounts may differ from such estimates. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Sterling Commerce, Inc. 1998 Annual Report on Form 10-K.

    Revenue

    In accordance with Statement of Position 97-2 "Software Revenue Recognition," as amended by Statement of Position 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 97-2"), revenue from license fees for software products is recognized when the software is delivered, when there is persuasive evidence that an arrangement exists, and when the fee is fixed and determinable and collection is probable. If software products transactions include the right to receive future products, a portion of the software products revenue is deferred and recognized as such products are delivered. Revenue from services is recognized as the services are performed. Revenue from services earned but not invoiced at the end of a month is recognized as revenue in such month and recorded as unbilled accounts receivable until invoiced in the following month.

    Product support contracts generally entitle the customer to telephone support, "bug fixing" and the right to receive software updates as they are released. Revenue from product support contracts, including product support included in initial license fees, is recognized ratably over the contract period. All significant costs and expenses associated with product support contracts are expensed as incurred, which approximates ratable expenses over the contract period.

    When products, product support and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded and related costs paid in advance are deferred.

Earnings Per Common Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             Three Months                 Six Months
                                                            Ended March 31,             Ended March 31,
                                                       -------------------------    ------------------------
                                                           1999          1998           1999          1998
                                                       -----------   -----------    -----------  -----------
 Basic:
       Net income..................................      $  35,173     $  26,975      $  67,106     $  51,178
                                                       ===========   ===========    ===========   ===========
       Weighted average common shares outstanding..         95,681        90,386         95,175        90,069
                                                       ===========   ===========    ===========   ===========
       Per share amount............................      $    0.37     $    0.30      $    0.71     $    0.57
                                                       ===========   ===========    ===========   ===========

Diluted:
       Net income..................................      $  35,173     $  26,975      $  67,106     $  51,178
                                                       ===========   ===========    ===========   ===========
       Weighted average common shares outstanding..         95,681        90,386         95,175        90,069
       Net effect of dilutive options (1)..........          2,760         4,122          2,783         3,717
                                                       -----------   -----------    -----------  -----------
       Total.......................................         98,441        94,508         97,958        93,786
                                                       ===========   ===========    ===========   ===========
       Per share amount............................      $    0.36     $    0.29      $    0.69     $    0.55
                                                       ===========   ===========    ===========   ===========

__________
(1) For the three and six months ended March 31, 1999, respectively, approximately 1.0 million and 1.8 million, antidilutive stock options were excluded from the computation of diluted earnings per share. For the three and six months ended March 31, 1998, the amount of antidilutive stock options excluded from the computation of diluted earnings per share was not significant.

     Recent Accounting Pronouncements

     Software Revenue Recognition

     Effective October 1, 1998, the Company adopted SOP 97-2, which requires each element of a software license arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the license arrangement if undelivered elements are essential to the functionality of the delivered elements. Adoption of SOP 97-2, as amended, did not significantly affect the Company's results of operations for the three and six months ended March 31, 1999, nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by SOP 97-2.

    On December 15, 1998, Statement of Position 98-9, "Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions"
("SOP 98-9") became effective. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. VSOE is determined by the price charged when each item is sold separately, or by deducting the fair value of one or more items from the total fair value of the agreement or by using objective evidence based upon the vendor's facts and circumstances.

    The residual method requires revenue for multiple element arrangements to be recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

    The provisions of SOP 98-9 extend the deferral of certain passages of SOP 97-2. All other provisions of SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is currently evaluating the requirements of SOP 98-9 and the effects, if any, it may have on the Company's current revenue recognition policies.

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

    Comprehensive income for the three and six months ended March 31, 1999 and 1998 is as follows:

                                                               Three Months                         Six Months
                                                             Ended March 31,                      Ended March 31,
                                                      -----------------------------    ------------------------------
                                                           1999            1998              1999            1998
                                                     -------------     ------------    -------------     ------------
     Net income...................................     $    35,173      $    26,975      $    67,106      $    51,178
     Foreign currency translation adjustment .....          (2,822)             149           (2,451)             177
     Unrealized gain (loss) on marketable
         securities, net of tax...................             (14)             160              (31)             146
                                                     -------------     ------------    -------------     ------------
     Comprehensive income ........................     $    32,337      $    27,284      $    64,624      $    51,501
                                                     =============    =============    =============    =============


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

3.  General Information

    Sterling Commerce, Inc. was incorporated in December 1995. The Company is a leading provider of electronic commerce ("EC") products, services and solutions worldwide. The Company develops, markets and supports EC software products, and provides EC services, that enable businesses to engage in business-to-business electronic communications and transactions. The Company, through its predecessors and subsidiaries, has been providing EC solutions for over 25 years and has more than 42,000 customers in many industries, including banking, healthcare, manufacturing, pharmaceuticals, retailing, telecommunications and transportation.

4.  1999  Business Combinations and Reorganizations

    Reorganization and Unusual Costs

    During the first six months of fiscal 1999, approximately $7.0 million, including approximately $2.2 million of employee termination costs, were disbursed from the September 30, 1998 balance of accrued reorganization and unusual costs. The balance remaining in accrued reorganization and unusual costs at March 31, 1999 was approximately $11.9 million, which is classified as accounts payable and accrued liabilities.

    Research and Development Costs

    In its acquisition of XcelleNet, Inc., completed July 21, 1998, the Company acquired certain in-process research and development. The Company had estimated at September 30, 1998 that further expenditures of approximately $8.5 million would be required during the following 18 months to develop the acquired research and development into commercially viable products. The Company has continued these development efforts during the six months ended March 31, 1999, and believes its previous estimates remain reasonable.

5.  Stockholders' Equity

    Common Stock

    At the Company's Annual Meeting of Stockholders held on March 4, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation which increased the number of shares of common stock, par value $.01 per share ("Common Stock") authorized for issuance from 150 million shares to 300 million shares.


  Preferred Stock

  The Company is authorized to issue up to 50 million shares of preferred stock, par value $.01 per share ("Preferred Stock"). On March 4, 1999, pursuant to the terms of the Rights Agreement, dated as of December 18, 1996, the Board of Directors of the Company designated an additional 1.5 million shares of Preferred Stock, as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock"). At March 31, 1999, 3 million shares of Series A Junior Preferred Stock were authorized to be issued.

  Treasury Stock

  On March 1, 1999, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase by the Company of up to 5 million shares of its outstanding Common Stock. Purchases will be made in open market, negotiated or block transactions from time to time as market and business conditions warrant. During the three months ended March 31, 1999, the Company purchased approximately 0.8 million shares of Common Stock at an average price of $28.87 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 1999 and 1998

  Total revenue increased $41.5 million or 37% in the second quarter of fiscal 1999 compared to the same period in fiscal 1998. Products revenue increased $18.5 million or 47%, product support revenue increased $11.9 million or 50% and services revenue increased $11.1 million or 23%. The increase in products and product support revenues was due primarily to increased licensing of CONNECT and GENTRAN software products, including remote and mobile management software products and product support not offered by the Company during the same period of fiscal 1998. The increase in services revenue was primarily from growth in Managed Services and COMMERCE services customer volume, the addition of new customers and, increased demand for education and consulting services and price increases.

  The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed-term product lease and rental agreements having terms ranging generally from month-to-month to year-to-year and COMMERCE service agreements that are cancelable upon 30 days' notice. The Company includes the entire portion of the recognized revenue from COMMERCE service agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $18.4 million or 31% in the second quarter of fiscal 1999 compared to the same period of fiscal 1998 and represented 51% of total revenue in the second quarter of fiscal 1999 compared to 53% in the same period of fiscal 1998.

  Internet-related revenue is revenue primarily derived from products and services in the CONNECT, GENTRAN and COMMERCE families that are implemented directly on the Internet or used with Internet-based technologies including extranet and intranet configurations. Examples include Web-based EC message management software, software for the movement and management of information over extranets and intranets, revenue from the management of business communities over extranets and related consulting services. The Company's Internet-related revenues increased 71% to $51.1 million in for the second quarter of fiscal 1999 from $29.8 million for in the same period of fiscal 1998. For the three months ended March 31, 1999, 64% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, compared to 58% for the three months ended March 31, 1998. The Company's revenue from sources outside the United States represented 23% of total revenue in the second quarter of fiscal 1999, compared to 19% in the second quarter of fiscal 1998.

  Total costs and expenses for the three months ended March 31, 1999 increased $28.3 million or 38% on revenue growth of 37% when compared to the three months ended March 31, 1998. The increase in total costs and expenses is due to a 37% increase in selling, general and administrative expenses, a 36% increase in cost of sales and a 50% increase in product development and enhancement expenses.

  Total cost of sales increased $8.6 million or 36% when compared with the same period of fiscal 1998. As a percentage of total revenue, total cost of sales decreased to 21% in the second quarter of fiscal 1999 from 22% for the same period of fiscal 1998. Cost of sales for products and product support increased $5.8 million or 58% due to increased costs associated with supporting expanding software licensing, a larger installed customer base and higher amortization costs for software products. Cost of sales for products and product support as a percentage of revenue increased to 10% in the second quarter of fiscal 1999 from 9% in the same period of fiscal 1998. Cost of sales for services increased $2.8 million or 20% primarily due to increased consulting related to Managed Services, increased costs to support a growing customer base and greater customer volume, and also due to higher costs associated with providing education and consulting services. As a percentage of total revenue, cost of sales for services decreased to 11% for the second quarter of fiscal 1999
compared to 13% for the second quarter of fiscal 1998.   Cost of sales includes
$9.6 million of depreciation and amortization for the second quarter of fiscal 1999 and $7.3 million of depreciation and amortization for the same period of fiscal 1998.

  Product development and enhancement expenses for the second quarter of fiscal 1999 increased $3.2 million or 50% to $9.6 million, net of $6.0 million capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"), from $6.4 million, net of $4.1 million capitalized, for the second quarter of fiscal 1998. This increase was primarily due to the higher gross product development and enhancement expenses relating to products under development during fiscal 1999. As a percentage of total revenue, product development and enhancement expenses remained unchanged at 6% for the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Total capitalized costs represented 38% of total product and enhancement expenses for the quarter ended March 31, 1999 and 1998. Product development and enhancement expenses and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expenses increased $16.4 million or 37% when compared with the same period of fiscal 1998 primarily due to an increase in sales, marketing and administrative support activities needed to support the corresponding growth in revenue. Selling, general and administrative expenses remained unchanged as a percentage of total revenue at 40% for the second quarter fiscal 1999 and fiscal 1998.

  Income before other income and income taxes was $49.1 million for the second quarter of fiscal 1999 compared to $35.9 million for the same period of fiscal 1998. The increase is primarily due to a $41.5 million increase in revenue offset by a $28.3 million increase in total costs and expenses.

  Provision for income taxes increased $5.4 million for the second quarter of fiscal 1999 compared to the same period of fiscal 1998 primarily due to the increase in income before income taxes in the second quarter of fiscal 1999.

Six Months Ended March 31, 1999 and 1998

  Total revenue increased $76.0 million or 35% for the six months ended March 31, 1999 compared to the same period in fiscal 1998. Products revenue increased $30.7 million or 40%, product support revenue increased $23.7 million or 52% and services revenue increased $21.7 million or 23%. The increase in products and product support revenues was due primarily to increased licensing of CONNECT and GENTRAN software products, including remote and mobile management software products and product support not offered by the Company during the same period of fiscal 1998. The increase in services revenue was primarily from growth in Managed Services and COMMERCE services customer volume, the addition of new customers, and increase demand for education and consulting services.

  Recurring revenue increased $35.8 million or 30% in the first six months of fiscal 1999 compared to the same period of fiscal 1998 and represented 52% of total revenue compared to 54% for the same period of fiscal 1998. Internet-related revenues increased 56% to $90.7 million for the six months ended March 31, 1999 from $58.1 million in for the same period of fiscal 1998. For the six months ended March 31, 1999, 67% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, compared to 58% for the six months ended March 31, 1998. The Company's revenue from outside the United States represented 22% of total revenue in the first six months of fiscal 1999, compared to 20% in the first six months of fiscal 1998.

  Total costs and expenses for the six months ended March 31, 1999 increased $51.3 million or 34% on revenue growth of 35% compared to the same period last year. The increase in total costs and expenses is due to a 30% increase in selling, general and administrative expenses, a 44% increase in cost of sales and a 34% increase in product development and enhancement expenses.

  Total cost of sales increased $19.7 million or 44% when compared with the same period of fiscal 1998. As a percentage of total revenue, total cost of sales increased to 22% for the six months ended March 31, 1999 from 20% for the same period of fiscal 1998. Cost of sales for products and product support increased $13.4 million or 71% due to increased costs associated with supporting expanding software licensing, a larger installed customer base and higher amortization costs for software products. Cost of sales for products and product support as a percentage of revenue increased to 11% for the six months ended March 31, 1999 from 9% in the same period of fiscal 1998. Cost of sales for services increased $6.3 million or 25% primarily due to increased consulting related to Managed Services, increased costs to support a growing customer base and greater customer volume, and also due to higher costs associated with providing education and consulting services. As a percentage of total revenue, cost of sales for services decreased to 11% for the first six months of fiscal 1999
compared to 12% for the first six months of fiscal 1998.   Cost of sales
includes $18.6 million of depreciation and amortization for the first six months of fiscal 1999 and $13.7 million of depreciation and amortization for the same period of fiscal 1998.

  Product development and enhancement expenses for the six months ended March 31, 1999 increased $4.8 million or 34% to $18.8 million, net of $11.7 million capitalized pursuant to FAS 86, from $14.0 million, net of $8.1 million capitalized, for the six months ended March 31, 1998. The increase was primarily due to the higher gross product development and enhancement expenses relating to products under development during fiscal 1999. As a percentage of total revenue, product development and enhancement expenses remained unchanged at 6% for the first six months of fiscal 1999 and 1998. Total capitalized costs represented 38% and 37% of total product and enhancement expenses for the six months ended March 31, 1999 and 1998, respectively. Product development and enhancement expenses and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expenses increased $26.8 million or 30% for the six months ended March 31, 1999 when compared with the same period of fiscal 1998 due primarily to an increase in sales, marketing and administrative support activities needed to support the corresponding growth in revenue. Selling, general and administrative expenses decreased as a percentage of total revenue to 40% compared to 42% for the same period of fiscal 1998.

  Income before other income and income taxes was $93.2 million for the six months ended March 31, 1999, compared to $68.5 million for the same period of fiscal 1998. The increase is primarily due to a $76.0 million increase in revenue offset by a $51.3 million increase in total costs and expenses.

  Provision for income taxes increased $9.6 million for the six months ended March 31, 1999, compared to the same period of fiscal 1998 primarily due to the increase in income before income taxes in the six months ended March 31, 1999.

Liquidity and Capital Resources

  The Company had $640.4 million of working capital at March 31, 1999, including $279.5 million of cash and cash equivalents and $325.5 million of marketable securities. Days sales outstanding, measured on a quarterly basis, improved to 92 days for the quarter ended March 31, 1999 compared with 94 days for the quarter ended December 31, 1998 and compared with 94 days for the quarter ended March 31, 1998. Increased collection activities have led to the decrease in days sales outstanding.

  Net cash flows from operations increased $26.1 million to $83.5 million in the first six months of fiscal 1999 compared to the first six months of fiscal 1998 primarily due to higher operating profits and non-cash charges, and an increase in deferred revenue and was offset by an increase in accounts receivable, an increase in prepaid expenses and other current assets and a decrease in accounts payable, accrued liabilities and income taxes payable. A portion of the Company's cash flow from operations during the first six months of fiscal 1999 and 1998 was used to fund software additions and capital expenditures. Software expenditures during the six months ended March 31, 1999 were $12.6 million, of which $11.7 million were capitalized pursuant to FAS 86, compared to $11.8 million of software expenditures in the same period of the prior year, of which $8.1 million were capitalized pursuant to FAS 86. The expenditures during this period were primarily for new products and enhancements of existing products. Property and equipment purchases of $25.8 million in the first six months of fiscal 1999 were primarily for purchases of equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue.

  On March 1, 1999, the Company's Board of Directors approved a stock repurchase program authorizing the repurchase by the Company of up to 5 million shares of its outstanding Common Stock. Purchases will be made in open market, negotiated or block transactions from time to time as market and business conditions warrant. During the three months ended March 31, 1999, the Company purchased approximately 0.8 million shares of Common Stock at an average price of $28.87 per share.

  The Company maintains a Revolving Credit and Term Loan Agreement, as amended (the "Credit Agreement") that provides for a domestic borrowing capacity of $20 million and an additional $10 million international borrowing capacity. An underlying letter of credit facility provides for letters of credit up to the full domestic borrowing capacity. The Credit Agreement, with a final maturity of October 1, 1999, is unsecured and contains various restrictive covenants including limitations on additional borrowings, payment of cash dividends and certain acquisitions. The Credit Agreement also requires that the Company maintain certain financial ratios. Borrowings under the Credit Agreement bear interest at the higher of the lender's prime rate, the Federal Funds Effective Rate plus one-half percent or, for borrowings obtained for fixed periods of time, LIBOR plus one-half percent. As of March 31, 1999, there were no amounts borrowed or outstanding under the Credit Agreement and amounts outstanding on the underlying letter of credit facility were not significant.

  At March 31, 1999, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company presently intends to meet such obligations from cash flows from operations. No significant commitments exist for future capital expenditures. The Company believes available balances of cash and cash equivalents and marketable securities combined with cash flows from operations and amounts available under the Credit Agreement are sufficient to meet the Company's working capital requirements for the foreseeable future.

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

  The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month in which the underlying transaction occurs. Unrealized translation gains and losses are included as an adjustment to retained earnings. The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based. In addition, the Company may from time to time employ external hedging strategies. The Company believes that its results of operations and financial position will not be materially affected by the recent decrease in the relative value of certain foreign currencies compared to the U.S. dollar.

  The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy contributes in part to the Company's growth in revenue and operating profit. The impact of any future acquisitions on continued growth in revenue and operating profit cannot presently be determined.

Forward-Looking Information

  This report and other reports and statements published by the Company from time to time (collectively, "Published Reports") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in Published Reports, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any risks and uncertainties specifically identified in the text surrounding such statements, those risks discussed in the Sterling Commerce, Inc. 1999 Annual Report on Form 10-K under the section titled "Risk Factors," uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  At the Company's Annual Meeting of Stockholders held on March 4, 1999, the following proposals were adopted by the margins indicated below:

  Election of two Class C directors for three-year terms expiring at the Company's Annual Meeting of Stockholders in 2002:

              Name                   For          Withheld
              -----                  ---          -----------

        Sterling L. Williams      78,059,575      4,715,741
        Sam Wyly                  78,026,304      4,749,012


  Amendment to the Company's Certificate of Incorporation increasing the number of shares of Common Stock authorized for issuance, from 150 million shares to 300 million shares:

             For          Against      Abstain
             ---          -------      -------

          80,173,247     2,500,980      101,089



Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

      3.1 -- Fourth Amended and Restated Certificate of Incorporation and Certificate of Designation, as amended (previously filed as an exhibit to the Company's Registration Statement on Form S-8, registration No. 333-74345, filed on March 12, 1999 and incorporated herein by reference).

      3.2 -- Amended and Restated Bylaws (previously filed as an exhibit to the Company's Annual Report on Form 10-K filed on November 19, 1998 and incorporated herein by reference).

      4.1 -- Form of Common Stock Certificate (previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference).

      4.2 -- Rights Agreement, dated December 18, 1996, between Sterling Commerce and The First National Bank of Boston, as Rights Agent (previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference).

      27.1   -- Financial Data Schedule.

(b)    Reports on Form 8-K:

       On March 2, 1999 the Company filed a Current Report on Form 8-K dated March 1, 1999 which included information under Item 5 (Other Events).

Items 1, 2, 3, and 5 are not applicable and have been omitted.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STERLING COMMERCE, INC.



Date:  May 6, 1999                       By:   /s/  Steven P. Shiflet
                                      --------------------------------------
                                            Steven P. Shiflet
                                      Senior Vice President and
                                        Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 INDEX TO EXHIBITS

3.1 -- Fourth Amended and Restated Certificate of Incorporation and Certificate of Designation, as amended (previously filed as an exhibit to the Company's Registration Statement on Form S-8, registration No. 333-74345, filed on March 12, 1999 and incorporated herein by reference).


3.2 -- Amended and Restated Bylaws (previously filed as an exhibit to the Company's Annual Report on Form 10-K filed on November 19, 1998 and incorporated herein by reference).

4.1 -- Form of Common Stock Certificate (previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference).

4.2 -- Rights Agreement, dated December 18, 1996, between Sterling Commerce and The First National Bank of Boston, as Rights Agent (previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 18, 1996 and incorporated herein by reference).

27.1   -- Financial Data Schedule.