Form 10-Q
period 1999-06-30
STERLING COMMERCE INC
filed 1999-08-05
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   (Mark One)
      (X)        Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

                                      or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                  No
                      ---                      ---

As of July 30, 1999, 88,319,219 shares of the Company's Common Stock, $.01 par value, were outstanding.

                            STERLING COMMERCE, INC.
                               TABLE OF CONTENTS


                        Part I - Financial Information


Item 1.  Financial Statements (Unaudited)
                                                                        Page
                                                                        ----
Sterling Commerce, Inc. Consolidated Balance Sheets at
   June 30, 1999 and September 30, 1998................................   3

Sterling Commerce, Inc. Consolidated Statements of Income for
   the Three and Nine Months Ended June 30, 1999 and 1998..............   4

Sterling Commerce, Inc. Consolidated Statement of Stockholders'
   Equity for the Nine Months Ended June 30, 1999......................   5

Sterling Commerce, Inc. Consolidated Statements of Cash Flows
   for the Nine Months Ended June 30, 1999 and 1998....................   6

Sterling Commerce, Inc. Notes to Consolidated Financial Statements.....   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  13


                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................  19

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share information)

                                                       A S S E T S

                                                                                     June 30,            September 30,
                                                                                       1999                   1998
                                                                                  -------------          -------------
                                                                                    (unaudited)
Current assets:
  Cash and cash equivalents....................................................     $   325,382           $   354,948
  Marketable securities........................................................         303,295               183,451
  Accounts and notes receivable, net...........................................         164,848               151,256
  Deferred income taxes........................................................           7,729                11,627
  Prepaid expenses and other current assets....................................          26,042                15,869
                                                                                  -------------          -------------
         Total current assets..................................................         827,296               717,151

Property and equipment, net of accumulated depreciation of
  $77,559 at June 30, 1999 and $57,542 at September 30, 1998...................          96,416                76,535

Computer software, net of accumulated amortization of $72,098
  at June 30, 1999 and $62,257 at September 30, 1998...........................          96,837                91,409

Excess cost over net assets acquired, net of accumulated
  amortization of $10,633 at June 30, 1999 and $2,339 at
  September 30, 1998...........................................................          59,277                63,382

Other assets...................................................................          31,840                18,527
                                                                                  -------------          -------------
                                                                                    $ 1,111,666           $   967,004
                                                                                  =============          =============

                           L I A B I L I T I E S   A N D   S T O C K H O L D E R S '  E Q U I T Y

Current liabilities:
  Accounts payable and accrued liabilities.....................................     $    66,525           $    90,599
  Income taxes payable.........................................................           8,036                 7,992
  Deferred revenue.............................................................          83,660                71,744
                                                                                  -------------          -------------
         Total current liabilities.............................................         158,221               170,335
                                                                                  -------------          -------------
  Deferred income taxes........................................................          44,589                30,335
  Other noncurrent liabilities.................................................          22,777                18,419

Stockholders' equity:
  Preferred stock, $.01 par value; 50,000 shares authorized;
    no shares issued and outstanding...........................................
  Common stock, $.01 par value; 300,000 and 150,000 shares
    authorized at June 30, 1999 and September 30, 1998,
    respectively; 96,044 and 94,511 shares issued at June 30,
    1999 and September 30, 1998, respectively..................................             960                   945
  Additional paid-in capital...................................................         760,568               714,156
  Retained earnings............................................................         133,270                31,756
  Accumulated other comprehensive income (loss)................................          (3,158)                1,058
  Treasury stock, at cost; 193 shares at June 30, 1999.........................          (5,561)
                                                                                  -------------          -------------
         Total stockholders' equity............................................         886,079               747,915
                                                                                  -------------          -------------
                                                                                    $ 1,111,666           $   967,004
                                                                                  =============          =============




                            See accompanying notes.

                            STERLING COMMERCE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except per share information)
                                  (unaudited)

                                                                   Three Months                        Nine Months
                                                                  Ended June 30,                      Ended June 30,
                                                             --------------------------        --------------------------
                                                                 1999           1998                1999           1998
                                                             ----------      ----------        ----------      ----------
Revenue:
     Products.............................................   $   53,758      $   47,370        $  161,303      $  124,230
     Product support......................................       36,629          24,802           106,053          70,564
     Services.............................................       61,804          49,923           178,229         144,660
                                                             ----------      ----------        ----------      ----------
                                                                152,191         122,095           445,585         339,454
Costs and expenses:
     Costs of sales:
       Products and product support.......................       15,271          10,402            45,349          29,330
       Services...........................................       18,056          13,697            49,911          39,261
                                                             ----------      ----------        ----------      ----------
                                                                 33,327          24,099            95,260          68,591

     Product development and enhancement expenses.........        8,781           7,343            27,598          21,383
     Selling, general and administrative expenses.........       62,330          47,666           181,769         138,032
     Reorganization and unusual costs.....................       (2,450)                           (2,450)
                                                             ----------      ----------        ----------      ----------
                                                                101,988          79,108           302,177         228,006
                                                             ----------      ----------        ----------      ----------

Income before other income and income taxes...............       50,203          42,987           143,408         111,448

Other income..............................................        6,513           6,254            19,250          18,173
                                                             ----------      ----------        ----------      ----------

Income before income taxes................................       56,716          49,241           162,658         129,621
Provision for income taxes................................       19,759          18,015            58,595          47,217
                                                             ----------      ----------        ----------      ----------
Net income................................................   $   36,957      $   31,226        $  104,063      $   82,404
                                                             ==========      ==========        ==========      ==========

Earnings per common share:
     Basic................................................   $     0.39      $     0.34        $     1.09       $    0.91
                                                             ==========      ==========        ==========      ==========
     Diluted..............................................   $     0.38      $     0.33        $     1.06       $    0.87
                                                             ==========      ==========        ==========      ==========



                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine Months Ended June 30, 1999
                                (in thousands)
                                  (unaudited)

                                                                                     Accumulated
                                                                                        Other
                                           Common Stock    Additional               Comprehensive   Treasury Stock      Total
                                          ---------------    Paid-in    Retained       Income       --------------    Stockholders'
                                          Shares   Amount    Capital    Earnings       (Loss)      Shares    Amount       Equity
                                          ------   ------   ---------   --------    ------------   ------    ------   -------------
Balance at September 30, 1998...........  94,511   $ 945    $ 714,156   $ 31,756      $  1,058                          $  747,915
Net income..............................                                 104,063                                           104,063
Foreign currency translation............
  adjustment............................                                                (3,708)                             (3,708)
Unrealized loss on marketable
  securities............................                                                  (508)                               (508)
                                                                                                                      -------------
Comprehensive income....................                                                                                    99,847
                                                                                                                      -------------
Issuance of common stock
  pursuant to employee stock
  plans, including tax
  benefit of $7,736.....................   1,533       15      46,412     (2,549)                   597   $  17,243        61,121
Purchase of treasury stock..............                                                           (790)    (22,804)      (22,804)
                                          ------   ------   ---------   --------    ------------   ----   ---------   -------------
Balance at June 30, 1999................  96,044   $  960   $ 760,568   $133,270     $   (3,158)   (193)  $  (5,561)  $    886,079
                                          ======   ======   =========   ========    ============   ====   =========   =============


                           See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             Nine Months
                                                                                            Ended June 30,
                                                                                      ---------------------------
                                                                                         1999             1998
                                                                                      ----------       ----------
Operating activities:
  Net income.......................................................................   $  104,063       $   82,404
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..............................................       42,292           30,291
        Provision for losses on accounts receivable................................        2,263            1,769
        Provision for deferred income taxes........................................       18,152            4,842
        Changes in operating assets and liabilities, net of effects of business acquisitions:
            Accounts and notes receivable..........................................      (15,446)         (27,788)
            Prepaid expenses and other assets......................................      (25,069)         (17,266)
            Accounts payable, accrued liabilities and income
              taxes payable........................................................      (24,237)           5,063
            Deferred revenue.......................................................       11,718            5,607
            Other..................................................................        9,917            4,135
                                                                                      ----------       ----------
              Net cash provided by operating activities............................      123,653           89,057
                                                                                      ----------        ----------

Investing activities:
  Purchases of property and equipment..............................................      (46,835)         (38,556)
  Purchases and capitalized cost of development of computer software...............      (19,806)         (14,825)
  Purchases of investments.........................................................     (309,000)        (170,890)
  Sales of investments.............................................................      188,648          169,919
  Business acquisitions, net of cash acquired......................................       (4,544)          (3,711)
                                                                                      ----------       ----------
              Net cash used in investing activities................................     (191,537)         (58,063)
                                                                                      ----------       ----------

Financing activities:
  Issuance of common stock.........................................................       61,122           57,253
  Purchase of treasury stock.......................................................      (22,804)
                                                                                      ----------       ----------
              Net cash provided by financing activities............................       38,318           57,253
                                                                                      ----------       ----------

Increase (decrease) in cash and cash equivalents...................................      (29,566)          88,247

Cash and cash equivalents at beginning of period...................................      354,948          250,348
                                                                                      ----------       ----------

Cash and cash equivalents at end of period.........................................   $  325,382       $  338,595
                                                                                      ==========       ==========

                 See accompanying notes.

                            STERLING COMMERCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)


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

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments (consisting only of normal, recurring entries) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

     Revenue Recognition

     In accordance with Statement of Position 97-2 "Software Revenue Recognition," as amended by Statement of Position 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 97-2"), revenue from license fees for software products is recognized when the software is delivered, when there is persuasive evidence that an arrangement exists, when the fee is fixed and determinable and when collection is probable. If software products transactions include the right to receive future products, a portion of the software products revenue is deferred and recognized when such products are delivered. Revenue from services is recognized as the services are performed.

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

     Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                  Three Months                  Nine Months
                                                                 Ended  June 30,               Ended June 30,
                                                       ------------------------------    ---------------------------
                                                             1999            1998            1999           1998
                                                       ----------------   -----------    ------------    -----------
     Basic:
       Net income..................................      $       36,957     $  31,266      $  104,063      $  82,404
                                                       ================   ===========    ============    ===========
       Weighted average common shares outstanding..              95,588        91,370          95,312         90,495
                                                       ================   ===========    ============    ===========
       Per share amount............................      $         0.39     $    0.34      $     1.09      $    0.91
                                                       ================   ===========    ============    ===========

     Diluted:
       Net income..................................      $       36,957     $  31,266      $  104,063      $  82,404
                                                       ================   ===========    ============    ===========
       Weighted average common shares outstanding..              95,588        91,370          95,312         90,495
       Net effect of dilutive options (1)..........               2,718         4,135           2,698          3,897
                                                       ----------------   -----------    ------------    -----------
       Total.......................................              98,306        95,505          98,010         94,392
                                                       ================   ===========    ============    ===========
       Per share amount............................      $         0.38     $    0.33      $     1.06      $    0.87
                                                       ================   ===========    ============    ===========

__________
(1) For the three and nine months ended June 30, 1999, respectively, approximately 1.0 million and 1.2 million, antidilutive stock options were excluded from the computation of diluted earnings per share. For the three and nine months ended June 30, 1998, there were no significant antidilutive stock options.

     Recent Accounting Pronouncements

     Effective October 1, 1998, the Company adopted SOP 97-2, which requires each element of a software license arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the license arrangement if undelivered elements are essential to the functionality of the delivered elements. Adoption of SOP 97-2, did not significantly affect the Company's results of operations for the three and nine months ended June 30, 1999, nor is it expected to have a significant impact on results for the remainder of the year since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by SOP 97-2.

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

2.   General Information

     The Company is a leading provider of electronic commerce ("EC") products, services and solutions worldwide. Sterling Commerce is recognized as the worldwide leader in providing Internet EC solutions for the Global 5000 and their commerce communities. The Company develops, markets and supports EC software products, and provides EC services, that enable businesses to engage in business-to-business electronic communications and transactions. The Company is focused on providing EC solutions through its COMMERCE, CONNECT and GENTRAN product and service families to address extranet management, business process integration, community management, infrastructure and outsourcing. The Company provides solutions for remote and mobile systems management through its CONNECT:
Manage and CONNECT: Remote product lines. The Company provides bank automation solutions to financial institutions through its VECTOR product family. Sterling Commerce, Inc. was incorporated in December 1995. The Company, through its predecessors and subsidiaries, has been providing EC solutions for over 25 years and has more than 45,000 customers in many industries, including banking, healthcare, manufacturing, pharmaceuticals, retailing, telecommunications and transportation.

3.   Comprehensive Income

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

     Comprehensive income for the three and nine months ended June 30, 1999 and 1998 is as follows:

                                                                Three Months                          Nine Months
                                                                Ended June 30,                       Ended June 30,
                                                     -----------------------------------     -----------------------------------
                                                            1999                1998                1999                1998
                                                     ------------------    -------------     ------------------    -------------
     Net income..................................      $         36,957      $    31,226       $        104,063      $    82,404
     Foreign currency translation adjustment.....                (1,256)           1,026                 (3,708)           1,420
     Unrealized loss on marketable securities,
       net of tax................................                  (477)            (334)                  (508)            (224)
                                                     ------------------    -------------     ------------------    -------------
     Comprehensive income........................      $         35,224      $    31,918       $         99,847      $    83,600
                                                     ==================    =============     ==================    =============


4.   1998  Business Combinations and Reorganizations

     Reorganization and Unusual Costs

     During the quarter ended September 30, 1998, the Company made a decision to exit the business of publishing CD-ROM based catalogs and accordingly wrote off certain assets and recorded certain liabilities associated with exiting this business. The costs associated with exiting this business and other estimated charges were, and are expected to remain, less than the Company originally estimated, resulting in a reversal during the quarter ended June 30, 1999, of $5.5 million of the costs originally reserved for this purpose. Additionally, during the quarter ended June 30, 1999, the Company decided to relocate operations from a facility which it currently leases to a new leased facility. The Company is required to continue its operating lease payments and will write-off leasehold improvements for the original facility. The Company has recorded an additional charge of $3.0 million for these costs in the quarter ended June 30, 1999.

     During the first nine months of fiscal 1999, approximately $14.2 million, including approximately $2.7 million of employee termination costs, were disbursed or reversed from the September 30, 1998 balance of accrued reorganization and unusual costs. The balance remaining in accrued reorganization and unusual costs at June 30, 1999 was approximately $7.7 million, which is classified as accounts payable and accrued liabilities and is primarily related to lease termination, employee severance and legal obligations.

     Research and Development Costs

     In its acquisition of XcelleNet, Inc. ("XcelleNet"), completed July 21, 1998, the Company acquired certain in-process research and development. The Company had estimated at September 30, 1998 that further expenditures of approximately $8.5 million would be required during the succeeding 18 months to develop the acquired research and development into commercially viable products. Due to changes in business priorities, some projects that were originally planned to use the in-process research and development have been cancelled. Therefore, the above mentioned estimate has been reduced to $6.2 million. The remaining development is planned to be completed within the original 18 months. As of June 30, 1999, the Company has expended approximately $4.7 million relating to these development efforts.

5.   1999 Business Realignment

     Based in part on the final results of the third quarter, the Company has determined that a realignment of resources, including an exiting of certain businesses and discontinuance of certain product lines, is necessary to maximize future operating results, growth and shareholder value.

     Approximately 200 positions are being eliminated from the Company's current global workforce, and the Company will incur severance and other costs associated with the exiting of certain businesses and the discontinuance of certain product lines. Although the Company's management is still in the process of evaluating the entire nature, scope and extent of these exit plans, it currently estimates that the related charges, to be recognized in the Company's fiscal fourth quarter, will be in the range of $25 million to $30 million, primarily related to employee severance, excess facilities and other costs and expenses.

     The Company has begun a program of realigning its resources to new initiatives to address what it believes are future growth areas: extranet management, business process integration, community management, infrastructure and outsourcing. As a result of the realigning of efforts, during the fourth quarter of fiscal 1999, the Company plans to reassign approximately 450 employees to the new initiatives. Additionally, subsequent to the end of fiscal 1999, the Company plans to reassign an additional 300 people and invest $75 million to $100 million in the new initiatives.

     In addition, the Company has also determined that the product lines acquired in the XcelleNet acquisition are not sufficiently strategic. Therefore, subsequent to June 30, 1999, the Company decided to sell the XcelleNet business. The Company's management is unable at this time to reasonably estimate any costs or gain or loss associated with the disposition of this business.

6.   Stockholders' Equity

     Common Stock

     At the Company's Annual Meeting of Stockholders held on March 4, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation which increased the number of shares of Common Stock, authorized for issuance from 150 million shares to 300 million shares.

     Preferred Stock

     The Company is authorized to issue up to 50 million shares of preferred stock, par value $.01 per share ("Preferred Stock"). On March 4, 1999, pursuant to the terms of the Rights Agreement, dated as of December 18, 1996, the Board of Directors of the Company designated an additional 1.5 million shares of Preferred Stock as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock"). At June 30, 1999, 3 million shares of Series A Junior Preferred Stock were authorized to be issued.

     Treasury Stock

     On March 1, 1999, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 5 million shares the Company's Common Stock. On July 9, 1999, the Company's Board of Directors approved an increase in the number of shares of Common Stock authorized to be repurchased pursuant to the stock repurchase program from 5 million shares to 15 million shares. Purchases may be made in open market, negotiated or block transactions from time to time as market and business conditions warrant. As of June 30, 1999, the Company had purchased approximately 0.8 million shares of Common Stock at an average price of $28.87 per share. As of July 30, 1999, the Company has made additional purchases of approximately 8.5 million shares of Common Stock at an average price of $27.49.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1999 and 1998

     Total revenue increased $30.1 million or 25% in the third quarter of fiscal 1999 compared to the same period in fiscal 1998. Products revenue increased $6.4 million or 13%, product support revenue increased $11.8 million or 48% and services revenue increased $11.9 million or 24%. The increase in products and product support revenues was due primarily to increased licensing of CONNECT software products, including remote and mobile management software products and related product support not offered by the Company during the same period of fiscal 1998. The increase in services revenue was primarily due to growth in Managed Services and COMMERCE services customer volume, the addition of new customers and price increases.

     The Company's products revenue growth rate for the current periods reported herein is lower, as compared to previous growth rates, primarily due to delays in the closing of certain expected quarter-end transactions, a slowdown in product licensing as a result of customers delaying new licensing decisions until their internal Y2K issues are addressed, and lower than expected growth from certain of the Company's more traditional EDI and file transfer products due to the maturity of these segments combined with the penetration of the Company's products in these segements. The Company expects the dampening effects of Y2K on products revenue to continue through the end of the current fiscal year, and possibly extending into the second quarter of fiscal year 2000. The Company has continued a marketing campaign to provide services specific to Y2K consulting and testing for customers and their trading communities. The results of this campaign have contributed to the increase in the Company's services revenue, but these Y2K specific services were not sufficient to offset the lower growth trend in products revenue as affected by Y2K.

     The Company's recurring revenue includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed-term product license agreements having terms ranging generally from month-to-month to year-to-year and COMMERCE services agreements that are cancelable upon 30 days' notice. The Company includes the entire portion of the recognized revenue from COMMERCE services agreements in recurring revenue, although no assurances can be given that such agreements will not be canceled. Recurring revenue increased $17.0 million or 27% in the third quarter of fiscal 1999 compared to the same period of fiscal 1998 and represented 52% of total revenue in the third quarter of fiscal 1999 compared to 51% in the same period of fiscal 1998.

     Internet-related revenue is revenue derived primarily from products and services in the CONNECT, GENTRAN and COMMERCE families that are implemented directly on the Internet or used with Internet-based technologies, including extranet and intranet configurations. Examples include Web-based EC message management software, software for the movement and management of information over extranets and intranets, management of business communities over extranets and related consulting services. The Company's Internet-related revenues increased 49% to $49.9 million for the third quarter of fiscal 1999 from $33.5 million for the same period of fiscal 1998. For the three months ended June 30, 1999, 65% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, compared to 56% for the three months ended June 30, 1998. The Company's revenue from sources outside the United States represented 23% of total revenue in the third quarter of fiscal 1999, compared to 20% in the third quarter of fiscal 1998.

     Total costs and expenses for the three months ended June 30, 1999 increased $22.9 million or 29% (including a net benefit of $2.5 million of reorganization and unusual costs as described below) on revenue growth of 25% when compared to the three months ended June 30, 1998. Excluding the $2.5 million net benefit, total costs and expenses increased $25.3 million or 32%. The increase in total costs and expenses is due to a 31% increase in selling, general and administrative expenses, a 38% increase in costs of sales and a 20% increase in product development and enhancement expenses.

     During the quarter ended September 30, 1998, the Company made a decision to exit the business of publishing CD-ROM based catalogs and accordingly wrote off certain assets and recorded certain liabilities associated with exiting this business. The costs associated with exiting this business and other estimated charges were, and are expected to remain, less than the Company originally estimated, resulting in a reversal during the quarter ended June 30, 1999, of $5.5 million of the costs originally reserved for this purpose. Additionally, during the quarter ended June 30, 1999, the Company decided to relocate operations from a facility which it currently leases to a new leased facility. The Company is required to continue its operating lease payments and will write-off leasehold improvements for the original facility. The Company has recorded an additional charge of $3.0 million for these costs in the quarter ended June 30, 1999.

     Total costs of sales increased $9.2 million or 38% when compared with the same period of fiscal 1998. As a percentage of total revenue, total costs of sales increased to 22% in the third quarter of fiscal 1999 from 20% for the same period of fiscal 1998. Costs of sales for products and product support increased $4.9 million or 47% due to an increase of $3.2 million related to costs associated with supporting expanding software licensing activities and an increase of $1.7 million related to serving a larger installed customer base. The above mentioned increase in costs of sales for products and product support includes an increase of $3.1 million of amortization costs for software products. Costs of sales for products and product support as a percentage of revenue increased to 10% in the third quarter of fiscal 1999 from 9% in the same period of fiscal 1998. Costs of sales for services increased $4.4 million or 32% primarily due to growth in Managed Services and increased costs to support a growing customer base and greater customer volume. As a percentage of total revenue, costs of sales for services increased to 12% for the third quarter of fiscal 1999 compared to 11% for the third quarter of fiscal 1998. Costs of sales includes $9.5 million of depreciation and amortization for the third quarter of fiscal 1999 compared to $7.9 million of depreciation and amortization for the same period of fiscal 1998.

     Product development and enhancement expenses for the third quarter of fiscal 1999 increased $1.4 million or 20% to $8.8 million, net of $6.8 million capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"), from $7.3 million, net of $4.4 million capitalized, for the third quarter of fiscal 1998. This increase was primarily due to the higher gross product development and enhancement expenses relating to products under development during the third quarter of fiscal 1999. As a percentage of total revenue, product development and enhancement expenses remained unchanged at 6% for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Total capitalized costs represented 44% and 37% of total product and enhancement expenses for the quarter ended June 30, 1999 and 1998, respectively. Product development and enhancement expenses and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

     Selling, general and administrative expenses increased $14.7 million or 31% when compared with the same period of fiscal 1998, primarily due to an increase in sales, marketing and administrative support activities needed to support the corresponding growth in revenue. Selling, general and administrative expenses, as a percentage of total revenue, were 41% and 39% for the third quarter of fiscal 1999 and fiscal 1998, respectively.

     Income before other income and income taxes was $50.2 million for the third quarter of fiscal 1999 compared to $43.0 million for the same period of fiscal 1998. The increase was primarily due to a $30.1 million increase in revenue offset by a $22.9 million increase in total costs and expenses. Excluding the net benefit of $2.5 million related to reorganization and unusual costs, income before other income and income taxes was $47.8 million for the third quarter of fiscal 1999.

     Provision for income taxes increased $1.7 million for the third quarter of fiscal 1999 compared to the same period of fiscal 1998, primarily due to the increase in income before income taxes in the third quarter of fiscal 1999. The effective tax rate for the three months ended June 30, 1999 and 1998 was 34.8% and 36.6%, respectively. The change in the effective tax rate was primarily due to favorable tax accrual adjustments relating to an IRS audit, for which the field examination was completed during the quarter ended June 30, 1999.

Nine Months Ended June 30, 1999 and 1998

     Total revenue increased $106.1 million or 31% for the nine months ended June 30, 1999 compared to the same period in fiscal 1998. Products revenue increased $37.1 million or 30%, product support revenue increased $35.5 million or 50% and services revenue increased $33.6 million or 23%. The increase in products and product support revenues was due primarily to increased licensing of CONNECT and GENTRAN software products, including remote and mobile management software products and related product support not offered by the Company during the same period of fiscal 1998. The increase in services revenue was primarily due to growth in Managed Services and COMMERCE services customer volume, the addition of new customers and price increases.

     Recurring revenue increased $52.8 million or 29% in the first nine months of fiscal 1999 compared to the same period of fiscal 1998 and represented 52% of total revenue compared to 53% for the same period of fiscal 1998. Internet-related revenues increased 54% to $141.8 million for the nine months ended June 30, 1999 from $91.9 million for the same period of fiscal 1998. For the nine months ended June 30, 1999, 66% of the Company's products revenue was derived from products designed for operating platforms other than mainframe operating platforms, compared to 57% for the nine months ended June 30, 1998. The Company's revenue from outside the United States represented 23% of total revenue in the first nine months of fiscal 1999, compared to 20% in the first nine months of fiscal 1998.

     Total costs and expenses for the nine months ended June 30, 1999 increased $74.2 million or 33% (including a net benefit of $2.5 million of reorganization and unusual costs as described above) on revenue growth of 31% when compared to the nine months ended June 30, 1998. Excluding the $2.5 million net benefit, total costs and expenses increased $76.6 million or 34%. The increase in total costs and expenses is due to a 32% increase in selling, general and administrative expenses, a 39% increase in costs of sales and a 29% increase in product development and enhancement expenses.

     Total costs of sales increased $26.7 million or 39% when compared with the same period of fiscal 1998. As a percentage of total revenue, total costs of sales increased to 21% for the nine months ended June 30, 1999 from 20% for the same period of fiscal 1998. Costs of sales for products and product support increased $16.0 million or 55% due to an increase of $11.2 million related to costs associated with supporting expanding software licensing activities and an increase of $4.8 million related to serving a larger installed customer base. The above mentioned increase in costs of sales for products and product support includes an increase of $9.7 million of amortization costs for software products. Costs of sales for products and product support as a percentage of revenue increased to 10% for the nine months ended June 30, 1999 from 9% in the same period of fiscal 1998. Costs of sales for services increased $10.7 million or 27% primarily due to growth in Managed Services and increased costs to support a growing customer base and greater customer volume. As a percentage of total revenue, costs of sales for services decreased to 11% for the first nine months of fiscal 1999 compared to 12% for the first nine months of fiscal 1998. Costs of sales includes $28.1 million of depreciation and amortization for the first nine months of fiscal 1999 compared to $21.6 million of depreciation and amortization for the same period of fiscal 1998.

     Product development and enhancement expenses for the nine months ended June 30, 1999 increased $6.2 million or 29% to $27.6 million, net of $18.6 million capitalized pursuant to FAS 86, from $21.4 million, net of $12.5 million capitalized, for the nine months ended June 30, 1998. The increase was primarily due to the higher gross product development and enhancement expenses relating to products under development during fiscal 1999. As a percentage of total revenue, product development and enhancement expenses remained unchanged at 6% for the first nine months of fiscal 1999 and 1998. Total capitalized costs represented 40% and 37% of total product and enhancement expenses for the nine months ended June 30, 1999 and 1998, respectively. Product development and enhancement expenses and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

     Selling, general and administrative expenses increased $43.7 million or 32% for the nine months ended June 30, 1999, when compared with the same period of fiscal 1998 due primarily to an increase in sales, marketing and administrative support activities needed to support the corresponding growth in revenue. Selling, general and administrative expenses remained unchanged as a percentage of total revenue at 41% compared to the same period of fiscal 1998.

     Income before other income and income taxes was $143.4 million for the nine months ended June 30, 1999, compared to $111.4 million for the same period of fiscal 1998. The increase was primarily due to a $106.1 million increase in revenue offset by a $74.2 million increase in total costs and expenses. Excluding the net benefit of $2.5 million related to reorganization and unusual costs, income before other income and income taxes was $141.0 million for the nine months ended June 30, 1999.

     Provision for income taxes increased $11.4 million for the nine months ended June 30, 1999, compared to the same period of fiscal 1998, primarily due to the increase in income before income taxes in the nine months ended June 30, 1999. The effective tax rate for the nine months ended June 30, 1999 and 1998 was 36.0% and 36.9%, respectively. The change in the effective tax rate was primarily due to favorable tax accrual adjustments relating to an IRS audit, for which the field examination was completed during the quarter ended June 30, 1999.

1999 Business Realignment

     Based in part on the final results of the third quarter, the Company has determined that a realignment of resources, including an exiting of certain businesses and discontinuance of certain product lines, is necessary to maximize future operating results, growth and shareholder value.

     Approximately 200 positions are being eliminated from the Company's current global workforce, and the Company will incur severance and other costs associated with the exiting of certain businesses and the discontinuance of certain product lines. Although the Company's management is still in the process of evaluating the entire nature, scope and extent of these exit plans, it currently estimates that the related charges, to be recognized in the Company's fiscal fourth quarter, will be in the range of $25 million to $30 million, primarily related to employee severance, excess facilities and other costs and expenses.

     The Company has begun a program of realigning its resources to new initiatives to address what it believes are future growth areas: extranet management, business process integration, community management, infrastructure and outsourcing. As a result of the realigning of efforts, during the fourth quarter of fiscal 1999, the Company plans to reassign approximately 450 employees to the new initiatives. Additionally, subsequent to the end of fiscal 1999, the Company plans to reassign an additional 300 people to the new strategic growth areas and invest $75 million to $100 million in these strategic growth areas.

     In addition, the Company has also determined that the product lines acquired in the XcelleNet acquisition are not sufficiently strategic. Therefore, subsequent to June 30, 1999, the Company decided to sell the XcelleNet business. The Company's management is unable at this time to reasonably estimate any costs or gain or loss associated with the disposition of this business.

Liquidity and Capital Resources

     The Company had $669.1 million of working capital at June 30, 1999, including $325.4 million of cash and cash equivalents and $303.3 million of marketable securities. Days sales outstanding, measured on a quarterly basis, increased to 97 days for the quarter ended June 30, 1999 compared with 95 days for the quarter ended June 30, 1998, due primarily to the increase in accounts receivable relative to the growth in revenue.

     Net cash flows from operations increased $34.6 million to $123.7 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998 primarily due to higher operating profits and non-cash charges, and an increase in deferred revenue which was offset by an increase in accounts receivable, an increase in prepaid expenses and other assets and a decrease in accounts payable, accrued liabilities and income taxes payable. A portion of the Company's cash flow from operations during the first nine months of fiscal 1999 and 1998 was used to fund software additions and capital expenditures. Software expenditures during the nine months ended June 30, 1999 were $19.8 million compared to $14.8 million of software expenditures in the same period of the prior year. The software expenditures during the current period were primarily for new products and enhancements of existing products. Property and equipment purchases of $46.8 million in the first nine months of fiscal 1999 were primarily for purchases of equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue.

     On March 1, 1999, the Company's Board of Directors approved a stock repurchase program which authorized the repurchase of the Company's Common Stock. On July 9, 1999 the Company's Board of Directors approved an increase in the number of shares Common Stock authorized to be repurchased pursuant to the stock repurchase program from 5 million shares to 15 million shares. Purchases may be made in open market, negotiated or block transactions from time to time as market and business conditions warrant. As of June 30, 1999, the Company had purchased approximately 0.8 million shares of Common Stock at an average price of $28.87 per share. As of July 30, 1999, the Company has expended $232.3 million for additional purchases of 8.5 million shares of Common Stock at an average price of $27.49 per share. Depending on market conditions and other business considerations, the Company plans to complete its repurchase of the 15 million shares by September 30, 1999.

     The Company cancelled its Revolving Credit and Term Loan Agreement on June 30, 1999. At June 30, 1999, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment. The Company presently intends to meet such obligations from cash flows from operations. No significant commitments exist for future capital expenditures. The Company believes available balances of cash and cash equivalents and marketable securities, combined with cash flows from operations, are sufficient to meet the Company's working capital requirements for the foreseeable future.

YEAR 2000

General

        The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Accordingly, computer programs that perform date-related functions may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. The following discussion regarding Year 2000 matters constitutes a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

        The Company has been and continues to assess and resolve Year 2000 issues associated with its product and services offerings, material internal systems, such as information technology ("IT") systems and non-IT systems, and material third-party relationships. The Company believes that this program will be completed prior to December 31, 1999.

Product and Services Offerings

        The Company has completed a Year 2000 assessment of its currently offered products and services. This assessment included internal testing of the Year 2000 capabilities of the Company's product and EC services offerings. The Company has no plans to have its products or EC services tested by an independent source. Based on this assessment, the Company believes that all required steps have been taken to prepare its currently offered products and EC services for Year 2000 compliant operation. The increased amount of testing related to the Year 2000 resulted in some delays in the release of new products or product versions. However, because Year 2000 compliance was generally integrated into its normal product development activities, the Company has not incurred any significant incremental expenses in addressing the Year 2000 issue in its product or EC services offerings.

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

        The Company provides a significant amount of its EC services through its data center located in Columbus, Ohio. The data center utilizes third-party software and hardware, as well as some Company software. Furthermore, the data center requires electricity and other utilities and relies on the Internet and third-party communications providers for the transmission of data to and from its customers. The Company has made provision for back-up systems and established contingency plans. The Company has also conducted extensive assessment and testing of the data center, including operating a back-up system in a post year 2000 mode, and has taken appropriate remedial actions, all in an effort to avoid Year 2000 failures.

        The Company does not believe that customers who license or migrate to Year 2000 compliant versions of its products, or customers who purchase the Company's EC services, will experience any Year 2000 failures caused by such products or services. In addition, the Company believes that its licenses and other agreements contain customary and appropriate limitations on the Company's obligations with respect to any Year 2000 failures its current or former products and EC services may cause. However, there can be no assurance that the Company's expectations and beliefs as to these matters will prove to be accurate. Moreover, the Company's products are used in, and the provision of its services requires the use of, systems comprised of third-party hardware and software, some of which may not be Year 2000 compliant.

Internal Systems

        The Company has been conducting a Year 2000 assessment of its material internal systems, both IT and non-IT, on a risk-priority basis. That assessment, which included an assessment of certain embedded systems, is complete. Based on the results of that assessment, the Company has taken certain remedial action with respect to its internal systems. The remediation effort for these systems was completed in June 1999. Any newly discovered remediation requirements will be addressed by December 31, 1999. Based upon its experience to-date, the Company does not anticipate that the internal and external costs of such remediation will have a material adverse effect on the Company.

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

Third-Party Relationships

        The Company has conducted a Year 2000 assessment of its material third party supplier relationships. The assessment was conducted through communications with such suppliers, testing of supplier equipment, systems or interfaces, and a review of the Year 2000 information made publicly available by such suppliers. As a result of this assessment, certain actions were taken by the Company to obtain assurances as to the correct future operation of third party systems. The assessment and remediation plan has been completed and executed. There can be no assurance, however, that the Company has received all information necessary to fully evaluate the Year 2000 readiness of all material suppliers. Moreover, the Company relies in various ways, both domestically and internationally, on government, utility and communications service providers to conduct normal business operations. There can be no assurance that such suppliers will not suffer business interruptions caused by a Year 2000 issue. Such interruptions could have a material adverse effect on the Company's business, operating results and financial condition.

Additional Risks

        Additional aspects of the Year 2000 issue may pose risks to be considered in evaluating the future growth of the Company. The Company believes that it has experienced lower than expected growth from certain products, in part, as a result of customers' internal Year 2000 issues. There can be no assurance that Year 2000 issues will not continue to affect future customer purchasing patterns possibly resulting in slower growth for certain products and services offered by the Company. Furthermore, some commentators have also predicted that a significant amount of litigation may arise out of Year 2000 compliance issues. While the Company has not been subject to any Year 2000 claims or lawsuits to date, there can be no assurance that customers or former customers will not bring claims or lawsuits against the Company seeking compensation for losses associated with Year 2000-related failures. A material adverse outcome in a Year 2000 claim or lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations.


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

        The Company is establishing a set of "contingency plans" to address potential consequences of the Year 2000 issue. These plans include documented action to take in the event any outage, a response chain-of-command to be used in managing any outage, and the reporting that is required. The Company intends to continue to evaluate both existing and newly identified Year 2000 risks and to develop and implement such further responsive measures as it deems appropriate.

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

         27.1 --  Financial Data Schedule.

   (b)   Reports on Form 8-K:

         None.

   Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STERLING COMMERCE, INC.





Date:  August 5, 1999              By:   /s/  Steven P. Shiflet
                             --------------------------------------------
                                          Steven P. Shiflet
                                       Senior Vice President and
                                        Chief Financial Officer
                             (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


       27.1    -   Financial Data Schedule.