Form 10-K
period 1999-09-30
STERLING COMMERCE INC
filed 1999-12-21
CIK 1005291

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

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

                Registrant's web page: WWW.STERLINGCOMMERCE.COM

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $0.01 Par Value                     New York Stock Exchange
 Rights to Purchase Series A Junior Partici-              New York Stock Exchange
                    pating
      Preferred Stock, $0.01 Par Value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of December 7, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $2,383,122,220, based on the closing sales price of $30.3125 of the Registrant's Common Stock on the New York Stock Exchange. All executive officers and directors of the Registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

  As of December 7, 1999, the number of shares outstanding of the Registrant's Common Stock was 79,969,498.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the annual meeting of the Registrant to be held during 2000 are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            STERLING COMMERCE, INC.

                               TABLE OF CONTENTS

 FORM 10-K ITEM                                                           PAGE
 --------------                                                           ----
                                         PART I
 ITEM 1.        BUSINESS................................................    1
 ITEM 2.        PROPERTIES..............................................   12
 ITEM 3.        LEGAL PROCEEDINGS.......................................   12
 ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....   12
                                         PART II
 ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS....................................   13
 ITEM 6.        SELECTED FINANCIAL DATA.................................   13
 ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS....................   14
 ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK...................................................   34
 ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............   36
 ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE....................   62
                                        PART III
 ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......   62
 ITEM 11.       EXECUTIVE COMPENSATION..................................   62
 ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.............................................   62
 ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........   62
                                         PART IV
 ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K...............................................   63

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

  Sterling Commerce, Inc. (together with its predecessors and subsidiaries, the "Company") is a worldwide leader in providing E-Business integration solutions for Global 5000 and other companies and their commerce communities. The Company develops, markets and supports software products and provides services and consulting that enable businesses to engage in E-Business communications and transactions with their partners and other E-Community constituents. During 1999, the Company began a program of realigning its resources to new initiatives to address what it believes are future growth areas: E-Business Process Integration, E-Business Communications Infrastructure, E-Community Management and E-Sourcing. The Company has been providing solutions to allow businesses to conduct transactions electronically with other businesses for more than 25 years and has customers in many industries, including banking, "E-tailing," healthcare, insurance, manufacturing, pharmaceuticals, retailing, telecommunications, government and transportation. The Company has direct operations in 20 countries outside of the United States, a Pan-European support center in Amsterdam, a Pan-Asian support and development center in Singapore and more than 40 distributors worldwide.

  The Company was incorporated in December 1995 as a wholly owned subsidiary of Sterling Software, Inc. ("Sterling Software"). The Company completed its initial public offering (the "Offering") on March 13, 1996. Pursuant to the Offering, the Company sold to the public 1,800,000 previously unissued shares of common stock, $.01 par value, of the Company ("Common Stock"), and Sterling Software sold to the public 12,000,000 of the 73,200,000 shares of Common Stock then owned by it.

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

  On February 28, 1997, the Company completed a public offering of 14,375,000 previously unissued shares of Common Stock.

ACQUISITIONS AND OTHER TRANSACTIONS

  Throughout the Company's history, and particularly since the Distribution, the Company has complemented its internal growth by actively pursuing strategic acquisitions and investments to expand its technologies, product offerings and distribution capabilities.

  During fiscal 1999, the Company acquired Electronic Commerce Group Limited, an E-Business solutions provider based in the United Kingdom. Additionally, during 1999, the Company made strategic investments in businesses operated, directly or indirectly, by the following companies: ParaRede Tecnologias de la Communicacion, S.A., a Portugal based business that provides information technology products and services, including E-commerce products and services; FORTHnet S.A., the largest Internet services provider in Greece, where it is based; Satyam Infoway Limited, the second largest national provider of Internet access and services to consumers and businesses in India, where it is based; Information Access, Inc., a United States based provider of E-Community management services; and Oberon Software Incorporated, a United States based provider of E-Business integration software and services for the enterprise application integration and business process integration marketplaces.

  Also in 1999, the Company determined that the product lines acquired in the July 21, 1998 acquisition of XcelleNet, Inc. ("XcelleNet") are not sufficiently strategic to the Company's future growth plans. Therefore, the Company has decided to divest itself of the XcelleNet business.

  In fiscal 1998, the Company made several acquisitions, including the E-Community management unit and the E-Business software and services unit of o.tel.o Communications GmbH & Co., a Dusseldorf, Germany based telecommunications company; The Electronic Data Exchange Service Limited, a London, England based provider of value-added E-Community management network services and related PC-based enabling software; and Network Integration Systems Pte Ltd. and iCommerce Pte Ltd., both Singapore based providers of electronic commerce software and services, including Web-based community management software and services.

  In anticipation of the Distribution the Company and Sterling Software entered into an International Distributor Agreement dated March 4, 1996 (as amended, the "International Marketing Agreement"). The International Marketing Agreement defined the terms pursuant to which Sterling Software acted as the exclusive distributor of certain of the Company's products in markets outside the United States and Canada. In order for the Company to establish direct licensing of its products outside the United States and Canada, the Company and Sterling Software agreed to terminate the International Marketing Agreement, effective June 30, 1997, and the Company acquired from Sterling Software certain assets and assumed certain liabilities associated with the distribution of its products. The Company also hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of the Company's products.

  The Company made several additional acquisitions in fiscal 1997, including the acquisition of Comfirst S.A. ("Comfirst"), a Paris, France based provider of communications and file transfer software.

  For more information with respect to business acquisitions and other transactions, see Notes 4 and 5--Notes to Consolidated Financial Statements.

ORGANIZATIONAL STRUCTURE

  The Company operates primarily through groups and divisions that offer broad-based, distinct families of products and/or services to E-Business communities worldwide. The Company believes that its organizational structure promotes operating flexibility, improves responsiveness to customer requirements and focuses management on achieving revenue and profit objectives. Each group and division has its own sales and marketing organization. These organizations are complimented with the Company's enterprise-wide strategic account sales and marketing program that promotes all Company products and services to selected customers. The Company licenses and markets its products and services on a worldwide basis through a combination of direct sales, indirect sales through distributors and resellers, telesales and telemarketing. The Company utilizes enterprise-wide product development to allow its product families to create products in conjunction with each other, which shortens the time to market for new products and promotes integrated solutions.

TARGETED MARKET

  The Company intends to continue its business growth by further penetrating Global 5000 companies and their E-Communities. Global 5000 companies are located throughout the world, have annual revenues of at least $1 billion and operate in more than 15 industries, including automotive, banking, consumer products, healthcare, insurance, pharmaceuticals, retail and telecommunications. The Company targets its offerings to these worldclass, leading organizations and believes that having these organizations as customers is highly advantageous when pursuing mid-tier and smaller industry participants as customers. The Company has also begun targeting ".com"-type companies which are rapidly building E-Business infrastructures and communities.

  The advent of the Internet and related technologies has created unprecedented opportunities for business organizations to extend their E-Business relationships beyond traditional electronic commerce. The Company believes that the Global 5000 business organizations represent the leaders in each of their industries in operating as extended communities that include not only their divisions, plant sites and distributed sales offices, but also their customers, suppliers, banks, carriers, governments and other trading partners.

  To fully achieve the benefits from their extended E-Communities, business organizations need to streamline their internal business processes and extend them beyond their enterprise to interact and collaborate with their business partners. The Company's experience with customers is that they intend to focus on their core competencies and business activities. These business organizations require vendors that can provide comprehensive solutions to assist them in integrating applications involved in their business processes as well as building, enabling and servicing the E-Communities involved with these processes. The Company has found that both traditional and Internet-based technologies must be incorporated into these solutions since the business processes of Global 5000, ".com" and other companies involve multiple E-Communities, often global in scope, and span a wide range of automation platforms, communication protocols and varying business rules among the numerous business enterprises and other organizations involved.

  In response to these needs, the Company offers a comprehensive range of E-Business integration solutions on a global basis.

PRODUCTS AND SERVICES

  The Company provides comprehensive E-Business integration solutions for its customers through the following offerings:

  .  E-Community Management;

  .  E-Business Process Integration;

  .  E-Business Communications Infrastructure; and

  .  E-Sourcing.

  The Company provides products and services through these offerings in varying combinations, depending upon the solution required by the customer. The Company believes that it is uniquely qualified to provide these solutions because of the breadth of products and services available through these offerings, in addition to its extensive industry specific experience and focus in each of the industries it serves.

  These offerings incorporate more than 90 separate products and services delivered by the Company. Furthermore, the offerings are all focused on providing Internet-based solutions and integrating processes across automation platforms with "any-to-any" connection capabilities.

E-COMMUNITY MANAGEMENT

  The Company's E-Community Management service offerings build, manage and service integrated business partner communities for Global 5000 and other companies. Businesses are able to interact with a greater range of constituents than was practicably possible through traditional electronic data interchange ("EDI") due to the proliferation of the Internet for business communications. Today, businesses are seeking solutions that extend their business processes beyond the supply chain to include customers, alliance partners, banks, governments and carriers. Instead of E-Communities with a small number of E-Business partners, companies are now participating in E-Communities consisting of thousands to tens of thousands of E-Business partners. These interactions are layered upon business processes that companies have automated over the past decade, including supply, selling, procurement, logistics, billing and payment processes. Companies are deploying both Web- and EDI-based technologies in order to interact with these E-Business partners and to manage the many transactions that occur on a daily basis. The task of establishing and managing these E-Communities is complicated by the fact that these communities are global and often industry specific in nature.

  The Company's E-Community Management offerings are marketed and sold under the COMMERCE service family name. The Company meets the needs of these E-Communities by providing solutions based upon its demonstrated E-Community building, managing and servicing capabilities and extensive industry-specific expertise. The Company provides three categories of solutions for E-Community Management, which can be either Web- or EDI-based, or both, depending on the customer's needs.

  . E-Community Development consists of solutions to build E-Communities in sizes ranging from hundreds to tens of thousands of E-Business partners. The solutions are comprised of techniques (know-how and methodology), tools (Web-based software) and technology (E-Business forms). During fiscal 1999, over 300 E-Community Development programs were sold and implemented for targeted companies to build E-Business partnerships with their suppliers, distributors, carriers, customers and banks. The increasing use of Internet technologies has led to an exponential increase in the size of E-Communities. The Company believes that its ability to manage massive E-Communities is a key competitive strength.

  . E-Community Services represent core technology and services for E-Community Management and include:

       Commerce policy management             Extranet systems management
       Business process integration services  Connectivity management
       Information exchange                   Customer management
       Security and access control            Billing management

  The configurations that the Company can deliver with these E-Community Services include: (i) extranet hosted communities (Web- or EDI-based over the Internet) and (ii) node-to-node communities (based on traditional EDI or EDI over the Internet). The Company also offers COMMERCE:Centre, a highly scalable software and services package that is being utilized as the platform for E-Community Services in ten countries by the Company and several of its distributors. Also, the Company offers help desk outsourcing for support of these E-Communities.

  . E-Community Solutions are packaged services with features required by specific industries or company-level business processes. For example, the Company offers a Web-based E-Community Solution to the pharmaceutical industry that enables wholesale distributors to track product deliveries via carriers such as United Parcel Service from manufacturers such as Merck. Over 20 distinct E-Community Solutions are used in over ten industries. The Company has created a library of over 3,000 company-level business processes for companies such as Ford Motor Company and Wal-Mart.

  The Company is already managing and servicing over 280 extranet hosted communities. The Company has deployed Web- and EDI-based communities in the Americas, Europe and Asia. The Company currently has more than 29,000 contracts with E-Community Management customers in multiple industries who maintain over 650,000 business partner relationships. Furthermore, the Company has established these communities for multiple industries. The global infrastructure of the Company, with presence in 37 cities, including 19 outside the United States, allows it to effectively design, implement and manage these large, complex communities.

E-BUSINESS PROCESS INTEGRATION

  The Company's E-Business Process Integration ("BPI") offerings are software products and related services that facilitate end-to-end integration of business processes within and among enterprises and organizations. Since the environments into which these offerings are applied span a broad range of technologies and systems, the Company's BPI solutions accommodate ever-expanding requirements for a consistent and robust integration framework that provides the business benefits of both enterprise application integration ("EAI") and EDI. The Company views BPI as a mission-critical component of the enterprise and a keystone element of the extended enterprise. As a result, the Company's solutions are scalable and designed for robust operation in high-performance business environments, twenty-four hours a day, seven days a week.

  The Company's BPI offerings are marketed and sold under the GENTRAN product family name. These products are available for all major operating systems and platforms, including UNIX, Windows, Windows NT, AS/400 and IBM mainframe and for use with various business standards, including X.12, EDIFACT, CII and XML. Moreover, these offerings can be closely interfaced with applications systems provided by major enterprise resource planning ("ERP") vendors such as Baan, Oracle, PeopleSoft and SAP. Companies such as Lawson Software and Symix resell GENTRAN solutions to their customers. Key GENTRAN BPI product offerings are as follows:

  . GENTRAN:Server--a high performance E-Business solution product serving approximately 8,100 installation sites in more than 50 countries worldwide. The GENTRAN:Server XML product allows native application formats (including EDI) to be translated to and from XML data types.

  . GENTRAN:WebSuite--a Web-based solution serving approximately 120 installation sites that allows businesses to exchange data using a variety of methods including Web-based forms, EDI-INT standards and real-time integration for highly interactive processes.

  . GENTRAN:Catalyst--released in November 1999, an application broker solution that allows for message brokering to support a variety of business application data access and distribution requirements coupled with automation and message tracking services.

E-BUSINESS COMMUNICATIONS INFRASTRUCTURE

  The Company's E-Business Communications Infrastructure ("EBCI") offerings are software products and services focused specifically on the complexities of managing data delivery within and between enterprises and organizations. As BPI grows more ubiquitous, a communications infrastructure to support increasingly interactive and complex processes becomes necessary. The Company's EBCI solutions are based upon an architecture where applications are isolated from the complexities of managing and transporting data. The resulting EBCI solutions are coordinated sets of platform-, protocol- and network-independent communication infrastructure products that are highly reliable and robust over private and public networks as well as the Internet.

  The Company's EBCI offerings are marketed and sold under the CONNECT product family name. These products are available for all major operating systems, platforms and business standards. Currently, the Company's EBCI solutions support more than 12 automation platforms, 30 operating systems and seven protocols. These solutions provide extensive interactivity between multiple, divergent systems and provide a solid foundation upon which customers can leverage their existing applications and network architectures into new and expanded BPI applications. These solutions are widely used in several industries including financial services, government, insurance and telecommunications. Once implemented, these solutions often become a de facto standard for the user's data communication functions. There are approximately 7,300 EBCI installation sites worldwide. Key EBCI product offerings include:

  . CONNECT:Direct--a high performance Advanced File Transfer solution that enables the secure, automated exchange of information between distributed applications. It enables organizations to reduce implementation time for the exchange of data between applications with the flexibility to easily embrace new business processes and technologies.

  . CONNECT:Mailbox--a data collection and distribution software solution that enables E-Business by managing and securing the exchange of data over private and public networks, as well as the Internet.

  . CONNECT:Enterprise--the Company's new Managed Data Delivery solution, an adaptive communications infrastructure that can support moving data of any type, anywhere, at any time. The new product, released in October 1999, features common management, security and administration features and supports the exchange of information within and between enterprises utilizing private networks, public networks and the Internet.

E-SOURCING

  The Company's E-Sourcing offerings consist of consulting, implementation, education and outsourcing services in support of its other E-Business integration solutions. The Company believes that establishing an E-Community strategy is a critical element of the current business environment. E-Sourcing allows companies to implement E-Community solutions while remaining focused on their core competencies. As a result, companies increasingly rely on third-party providers to deliver E-Community solutions. International Data Corporation ("IDC") estimates that worldwide Internet-related services spending will grow from $8 billion in 1998 to $79 billion in 2003, a compound annual growth rate of 59%. IDC further estimates that EDI consulting spending worldwide will grow from $967 million in 1998 to $2.3 billion in 2003, a compound annual growth rate of 19%.

  The Company provides its E-Sourcing offerings through its Managed Services Division. Through the Managed Services Division, the Company has the capability to deliver a broad range of consulting and other services, including the comprehensive outsourcing of an enterprise's E-Business systems, and functions on a global basis.

  The Company offers E-Sourcing solutions that include (i) software and education services, (ii) integrated E-Business consulting services and (iii) outsourcing. Software and education services include installation, consulting, implementation and education services provided in relation to the Company's products. Integrated E-Business consulting services involve assessments of business processes and long-term projects to integrate E-Business into customers' business, ERP, legacy and Web commerce systems. The Company provided E-Sourcing solutions to over 1,300 customers during fiscal 1999.

  The Company's outsourcing options consist of on-site, remote and centralized services and are designed to help companies successfully implement E-Business strategies on a global basis. On-site outsourcing consists of resources provided at the customer site to manage and support day-to-day E-Business operations and related customer personnel. The hardware and software for the on-site outsourcing are located at the customer site. Remote outsourcing consists of similar management and support where the resources provided by the Company are located at the Company's facilities and the hardware and software are located at the customer site. Central outsourcing is a service provided using the Company's systems and data center, with resources provided both on-site and at the Company's facilities. With the flexibility to outsource implementation of E-Business solutions at any level, companies can gain operational improvement without losing control over costs, timelines and major business decisions.

  The Company's unique services model leverages a combination of internal consultants with an external partner network to provide a scalable service solution. The Company believes there is tremendous opportunity in the E-Sourcing market and has experienced significant growth in demand for those services. The Company has established strategic relationships with consulting organizations that train and provide implementation and integration services to organizations using the Company's solutions. The Company's E-Sourcing business is exclusively focused on, and has developed an expertise in, providing E-Business solutions. Since the Company's E-Sourcing is focused on its products, the Company, primarily through its Managed Services Division, has developed a highly efficient implementation methodology. Also, the Company's arrangement with service partners allows staff to be efficiently deployed without incurring substantial fixed costs.

BANKING SYSTEMS

  In addition to its E-Business integration solutions, the Company provides industry-specific solutions that enable banks and other financial institutions to automate banking transaction processes. The Company's offerings include software products and related services, which are marketed under the VECTOR product family name. The VECTOR products serve as the industry standard in the banking industry in providing the following:

  . Software products that automate key item processing applications for financial institutions, such as check fraud control, currency control, electronic check order sort and presentment, research functions, return item processing and statement sorting;

  . Software products that enable banks to offer integrated item-processing services to their retail and corporate customers; and

  . Services to assist banks and other financial institutions plan, implement and maintain their software solutions.

  The Company has licensed more than 570 copies of VECTOR products to customers worldwide, including ABN AMRO, Bank of America, Chase Manhattan and Wells Fargo.

SEGMENT AND GEOGRAPHIC INFORMATION

  Segment and geographic information are included in Note 13--Notes to Consolidated Financial Statements included in Item 8, Part II of this report.

EMPLOYEES

  The Company's business is dependent upon its ability to attract and retain highly qualified personnel. The Company's operations could be adversely affected if it were to lose the services of a significant number of its employees or if the Company was unable to obtain additional qualified personnel when needed. Since the market for highly qualified personnel in the software and electronic commerce industries is extremely competitive, it is difficult for companies in these industries, including the Company, to attract and retain qualified employees. To attract and retain qualified employees, the Company offers competitive compensation and benefits packages, and strives to maintain excellent employee relations, attractive office facilities and challenging working environments. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its employee relations to be excellent. At September 30, 1999, the Company employed approximately 2,300 full-time employees.

CUSTOMERS

  The Company has a worldwide customer base in more than 15 industries, including banking, "E-tailing," telecommunications, manufacturing, government, insurance, healthcare, automotive, retail, transportation, pharmaceuticals and consumer products. While the Company's customer base includes some of the largest multinational companies in the world, it also includes numerous regional and local companies. As of September 30, 1999, the Company's customers included 98 of the 100 largest U.S. industrial corporations and 95 of the 100 largest global industrial corporations, as ranked by 1998 sales in Fortune magazine and 94 of the top 100 U.S. commercial banks, as ranked by deposits as of December 31, 1998, in American Banker magazine.

  Many of these customers use several of the Company's products and services, including Internet-related electronic commerce solutions. The Company develops and markets products for companies of all sizes.

PRODUCT LICENSES AND PRODUCT SUPPORT

  The Company's software products are licensed for perpetual use or a fixed term. The Company typically does not sell its software products. The license agreements generally restrict the use of the underlying product to designated sites or central processing units and prohibit the reproduction, transfer or disclosure of the product. However, some license agreements may cover multiple sites or multiple central processing units at one site.

  In conjunction with the licensing of the Company's software products, the Company also markets product support services to its customers. Typically, the Company provides these services pursuant to product support agreements having terms ranging generally from one to three years. The Company's product support agreements generally allow customers to receive updated or enhanced versions of the Company's software products as they become available and also allow telephone and Internet access to the Company's technical personnel.

SERVICES

  The Company's services revenue includes transaction fees in accordance with COMMERCE services agreements and are recognized at the time the service is performed. These agreements have terms ranging from month-to-month, which are cancelable upon 30 days' notice, to three years. COMMERCE services agreements may have guaranteed revenue streams which correspond to the term of the agreement. Services revenue also includes fees generated through the Company's Managed Services Division which are recognized at the time the service is performed. These services include specific project agreements or extended services agreements.

PRODUCT DEVELOPMENT

  The Company's product development strategy is to enhance existing products and to introduce new products based upon current and anticipated customer needs. The Company's approach to product development includes, among other things, evaluating anticipated customer needs, analyzing the cost of developing new products versus the cost of acquiring new products, and analyzing anticipated revenues from new and enhanced products. For example, the Company may seek to acquire an existing product or license an existing product rather than develop the product internally. In other instances, the Company may contract with a third-party developer to develop the product for the Company. Due to these and other factors, it is difficult for the Company to estimate future product development costs.

  The Company employs an enterprise-wide product development approach that focuses on the opportunities in specific markets for each product family. The Company believes that organizing development functions this way facilitates development cost control and focuses the development function on customer needs.

  Total product development and enhancement costs for fiscal 1999, 1998 and 1997 were $38.5 million, $29.7 million and $24.9 million, respectively, net of capitalized costs of $24.7 million, $17.6 million and $13.5 million, respectively.

  The Company has addressed, and continues to address, year 2000 issues that may have a material adverse impact on its product and services offerings. In this regard, see "Year 2000" in Item 7, Part II of this report.

COMPETITION

  E-Business integration is a worldwide industry which is rapidly evolving and highly competitive. The Company has many competitors which range from large companies with substantially greater resources than the Company, to small, specialized companies that compete in a particular geographic region or market niche. The Company also competes with internal programming staffs of companies and with certain hardware manufacturers.

  The Company believes that its ability to compete successfully in the E-Business integration industry depends upon numerous factors, both within and outside its control, including product performance, functionality and reliability, price and customer service and support. The Company's strategy is to offer a broad range of E-Business integration solutions that can meet a range of customer needs, from specific applications to broader process integration and E-Community related activities to complete E-Business outsourcing capabilities. The Company offers E-Business integration solutions that are designed to meet the needs of the various segments of the E-Business markets on a local, regional and worldwide basis. The Company seeks to differentiate itself through superior products and services, its reputation for quality and value and its ability to respond quickly and efficiently to the changing needs of its E-Business customers. See "Risk Factors--Competition" in
Item 7, Part II of this report for additional information regarding the Company's competitive environment, including a list of certain of the Company's competitors.

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

 Contractual Arrangements

  In anticipation of the Distribution, the Company and Sterling Software entered into a number of agreements (the "Intercompany Agreements") for the purpose of defining certain relationships between them. As a result of Sterling Software's ownership interest in the Company at such time, the terms of such agreements were not the result of arm's-length negotiation.

  The Intercompany Agreements included, among others, a tax allocation agreement and an indemnification agreement, each of which is briefly described below:

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

EXECUTIVE AND OTHER OFFICERS

  The following information regarding the executive officers of the Company is as of December 7, 1999.

     NAME                AGE                        POSITION
     ----                ---                        --------
Warner C. Blow..........  62 Chief Executive Officer; Director
J. Brad Sharp...........  42 President and Chief Operating Officer
Albert K. Hoover........  39 Executive Vice President and General Counsel; Secretary
Steven P. Shiflet.......  52 Senior Vice President and Chief Financial Officer
Paul L. H. Olson........  49 Executive Vice President and Group President
Stephen R. Perkins......  55 Executive Vice President and Group President
David R. Dodge..........  52 Senior Vice President and Group President

  Warner C. Blow has served as Chief Executive Officer and a director of the Company since October 1996. From December 1995 until October 1999, Mr. Blow also served as President of the Company and, from December 1995 until October 1996, Chief Operating Officer of the Company. Prior to December 1995, Mr. Blow served as President of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993 and as an Executive Vice President of Sterling Software from October 1989.

  J. Brad Sharp has served as President and Chief Operating Officer of the Company since October 1999. Prior to October 1999, Mr. Sharp served as Executive Vice President of the Company since November 1997, and also as Chief Operating Officer since October 1998. From December 1995 until November 1997, Mr. Sharp served as Senior Vice President of the Company and as President of the Company's Interchange Software Group. Prior to March 1996, Mr. Sharp served as President of the Interchange Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from August 1992.

  Albert K. Hoover has served as Executive Vice President of the Company since October 1999, General Counsel of the Company since June 1997 and as Secretary since June 1998. From June 1997 until October 1999, Mr. Hoover served as Senior Vice President of the Company. From December 1995 until June 1997, Mr. Hoover served as Vice President, Legal of the Company. Prior to March 1996, Mr. Hoover also served as a Vice President of Sterling Software from May 1994 and as Assistant General Counsel of Sterling Software from June 1990.

  Steven P. Shiflet has served as Senior Vice President and Chief Financial Officer of the Company since January 1997. From December 1995 until January 1997, Mr. Shiflet served as Vice President, Finance of the Company. Prior to March 1996, Mr. Shiflet served as Group Vice President, Finance and Administration of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from 1986.

  Paul L. H. Olson has served as Executive Vice President of the Company since November 1997 and as President of the Company's Commerce Services Group since December 1995. From December 1995 until November 1997, Mr. Olson served as Senior Vice President of the Company. Prior to March 1996, Mr. Olson served as President of the Commerce Services Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from August 1992.

  Stephen R. Perkins has served as Executive Vice President of the Company since November 1997 and as President of the Company's Communications Software Group since December 1995. From December 1995 until November 1997, Mr. Perkins served as Senior Vice President of the Company. Prior to March 1996, Mr. Perkins served as President of the Communications Software Division of Sterling Software's Electronic Commerce Services Group (the predecessor of the Company) from July 1993.

  David R. Dodge has served as Senior Vice President of the Company and President of the Company's Interchange Software Group since July 1999. From October 1995 to July 1999, Mr. Dodge served as Senior Vice President of Global Sales for the Commerce Services Group. Prior to October 1995, Mr. Dodge served as Vice President, Sales for the Commerce Services Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from February 1986.

  The following information regarding certain other officers of the Company is also as of December 7, 1999.

      NAME                     AGE                   POSITION
      ----                     ---                   --------
Lon Baugh.....................  39 Vice President, Investor Relations
Dennis P. Byrnes..............  36 Vice President and Assistant General Counsel
Karen J. Dover................  37 Vice President, Planning
James W. Hoyt.................  51 Vice President, Technology
William W. Hymes..............  62 Senior Vice President and Division President
Esther L. McDowell............  49 President, Managed Services Division
David A. Myers................  36 Vice President and Treasurer
Kevin D. Sibbring.............  39 Vice President, Marketing
I. Stephen Wolken.............  57 Vice President, Strategic Accounts
G. Clark Woodford.............  52 Vice President, Business Development

  Lon Baugh has served as Vice President, Investor Relations of the Company since May 1999. Prior to May 1999, Mr. Baugh served as Director of Tax of the Company since March 1996. Prior to March 1996, Mr. Baugh was employed most recently by Ernst & Young, LLP, as Tax Senior Manager from October 1993.

  Dennis P. Byrnes has served as Vice President of the Company since September 1999 and as Assistant General Counsel since June 1997. Prior to June 1997, Mr. Byrnes served as corporate counsel of the Company from April 1996. Prior to April 1996, Mr. Byrnes was an attorney in the business group of Baker & Hostetler LLP from June 1991.

  Karen J. Dover has served as Vice President, Planning of the Company since October 1999. From December 1995 to October 1999, Ms. Dover served as Director of Planning of the Company. Prior to December 1995, Ms. Dover served as Director of Finance of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from October 1994.

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

  Esther L. McDowell has served as President of the Managed Services Division since July 1998. Prior to July 1998, Ms. McDowell was Vice President of Customer Services for the Company's Interchange Software Group from March 1996. Prior to March 1996, Ms. McDowell was Vice President of the Interchange Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from February 1993.

  David A. Myers has served as Vice President and Treasurer of the Company since October 1999. Prior to October 1999, Mr. Myers served as Assistant Treasurer of the Company from June 1998 and as Director of Treasury from March 1996. Prior to March 1996, Mr. Myers served as Senior Treasury Analyst for Sterling Software from August 1994.

  Kevin D. Sibbring has served as Vice President, Marketing of the Company since October 1999. Prior to October 1999, Mr. Sibbring served as Director, Industry Relations since March 1996. Prior to March 1996, Mr. Sibbring served as Director, Strategic Alliances from March 1995 and Director, Midrange Sales for the Interchange Software Division of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from February 1994 to March 1995.

  I. Stephen Wolken has served as Vice President, Strategic Accounts of the Company since June 1999. Prior to June 1999, Mr. Wolken served as President of Sterling Software's Creative Data Systems Division from March 1996. Prior to March 1996, Mr. Wolken served as Vice President, Sales and Marketing for Sterling Software's Creative Data Systems Division from October 1991.

  G. Clark Woodford has served as Vice President, Business Development of the Company since December 1995. Prior to December 1995, Mr. Woodford served as Vice President, Business Development of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from November 1993.

ITEM 2. PROPERTIES.

  The Company's principal executive offices are located in Dallas, Texas. The Company's principal administrative offices are located in Columbus, Ohio. Both facilities are leased under operating leases. The Company also leases offices and facilities in more than 46 other locations in the United States and various other countries under operating leases. The primary services, support and product development efforts for the COMMERCE and GENTRAN product families and Managed Services are performed at facilities in Columbus, Ohio and the primary services, support and product development efforts for the CONNECT products family are located in facilities at Irving, Texas, all of which are leased under operating leases. The Company believes that its facilities will be adequate for its immediate needs and that additional or substitute space is available if needed to accommodate expansion.

ITEM 3. LEGAL PROCEEDINGS.

  The information set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8, Part II of this report is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is listed on the New York Stock Exchange under the symbol "SE." The high and low sales prices for the Company's Common Stock for the periods indicated are set forth below.

                                                                   PRICE RANGE
                                                                  -------------
                                                                   HIGH   LOW
                                                                  ------ ------
     FISCAL QUARTERS YEAR ENDED SEPTEMBER 30, 1999:
     December 31, 1998........................................... $46.00 $20.13
     March 31, 1999.............................................. $46.44 $24.13
     June 30, 1999............................................... $44.50 $26.00
     September 30, 1999.......................................... $38.13 $18.50
     FISCAL QUARTERS YEAR ENDED SEPTEMBER 30, 1998:
     December 31, 1997........................................... $39.13 $31.50
     March 31, 1998.............................................. $50.25 $33.50
     June 30, 1998............................................... $48.75 $37.50
     September 30, 1998.......................................... $48.50 $30.00

  At December 7, 1999, the Company had 1,193 holders of record of Common Stock.

  The Company has historically not paid dividends on its Common Stock. The Company currently intends to retain earnings and reinvest such earnings in its business. Additionally, the Company currently has a covenant related to an operating lease that restricts the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                          YEARS ENDED SEPTEMBER 30,
                                 ---------------------------------------------
                                   1999     1998      1997     1996     1995
                                 -------- --------  -------- -------- --------
OPERATING DATA:
Revenues........................ $623,072 $490,302  $350,597 $267,773 $203,578
Costs of sales..................  129,295   96,161    70,615   54,418   41,550
Product development and
 enhancement expenses...........   38,457   29,717    24,853   15,553   14,807
Selling, general and
 administrative expenses........  260,674  201,689   134,849  102,597   75,193
Income (loss) before other
 income and income taxes (1)....  174,546  (21,161)   72,591   95,205   72,028
Net income (loss)...............  123,889  (61,156)   55,444   58,392   42,930
Income (loss) per common share:
  Basic......................... $   1.34 $  (0.67) $   0.66 $   0.79
  Diluted.......................     1.31    (0.67)     0.64     0.77
BALANCE SHEET DATA:
Working capital (2)............. $294,000 $546,816  $491,801 $ 77,159 $  3,692
Total assets....................  780,731  967,004   748,566  241,680  128,978
Stockholders' equity............  517,905  747,915   600,862  138,187
Stockholder's net investment....                                        53,187

--------
(1) Includes $20.1 million of reorganization and unusual costs charged to expense in 1999, $116.5 million of purchased research and development and $67.4 million of reorganization and unusual costs charged to expense in 1998, and $31.9 million of purchased research and development and $15.8 million of reorganization and unusual costs charged to expense in 1997 (see Notes 3 and 4--Notes to Consolidated Financial Statements).

(2) Prior to fiscal 1996, substantially all of the excess cash generated by the Company's operations was regularly remitted to Sterling Software pursuant to Sterling Software's centralized cash management program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

  The Company is a worldwide leader in providing E-Business integration solutions for Global 5000 and other companies and their E-Communities. The Company develops, markets and supports software products and provides services and consulting that enable businesses to engage in E-Business communications and transactions with their trading partners and other E-Community constituents. The Company is focused on providing E-Business integration solutions through its COMMERCE, GENTRAN and CONNECT product families. Software and services to build, manage and service integrated business partner communities are provided by the Company's E-Community management (COMMERCE service family). The Company's E-Business Process Integration (GENTRAN product family) provides software products and related services that facilitate end-to-end integration of business processes within and among enterprises and organizations Through the Company's E-Business Communications Infrastructure (CONNECT product family), the Company provides software and services focused specifically on the complexities of managing data delivery within and between enterprises and organizations. Consulting, implementation, education and outsourcing services in support of the Company's other E-Business integration solutions are provided through the Company's E-Sourcing services (Managed Services). The Company provides bank automation solutions to financial institutions through its VECTOR product family.

  The Company was incorporated in December 1995. The Company, through its predecessors and subsidiaries, has been providing solutions to allow businesses to conduct transactions electronically with their business partners and other E-Community consultants for more than 25 years and has customers in many industries, including banking, "E-tailing," healthcare, insurance, manufacturing, pharmaceuticals, retailing, telecommunications, government and transportation. The Company has direct operations in 20 countries outside of the United States, a Pan-European support center in Amsterdam, a Pan-Asian support and development center in Singapore and more than 40 distributors worldwide.

  Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto which are in Part II, Item 8 of this report.

  The Company operates within four reportable business segments: COMMERCE, GENTRAN, CONNECT and Managed Services, which are organized based upon products sold and/or services provided (see Note 13--Notes to Consolidated Financial Statements). Each business segment offers a distinct family of products and/or services to E-Business communities worldwide. Although each business segment offers a distinct family of products and/or services, a business segment may sell another business segment's products and/or services. During 1999, the Company determined that the product lines acquired in the 1998 acquisition of XcelleNet are not sufficiently strategic to its future growth plans.

  The Company's recurring revenues includes revenue from annual and multi-year product support agreements having terms ranging generally from one to three years, fixed-term product license agreements having terms ranging generally from month-to-month to year-to-year and COMMERCE services agreements that are cancelable upon 30 days' notice. The Company includes the entire portion of the recognized revenue from COMMERCE services agreements in recurring revenues, although no assurances can be given that such agreements will not be canceled.

  Internet-related revenues are revenues derived primarily from products and services in the COMMERCE, GENTRAN and CONNECT families that are implemented directly on the Internet or used with Internet-based technologies, including extranet and intranet configurations. Examples include Web-based electronic commerce message management software, software for the movement and management of information over extranets and intranets, management of business communities over extranets and related consulting services. The Company did not track Internet-related revenue during fiscal 1997.

RESULTS OF OPERATIONS

 Fiscal 1999 Compared to Fiscal 1998

  Total revenues increased $132.8 million or 27%, in 1999 compared to 1998. The revenue increase was due to a $45.1 million or 24% increase in products revenue, a $41.9 million or 42% increase in product support revenue and a $45.8 million or 23% increase in services revenue. The increase in products and product support revenues was due primarily to an increase in licensing of CONNECT software products, a $45.1 million increase in remote and mobile management software products and related product support resulting from the acquisition of XcelleNet completed July 21, 1998, and an increase in the licensing of GENTRAN software products. The increase in services revenue was primarily due to growth in customer volume in COMMERCE services, an increase in the number of customers purchasing services from the Company's Managed Services business segment and the addition of new customers in other groups. Products revenue, product support revenue and services revenue represented 38%, 23% and 39%, respectively, of total 1999 revenues compared to 39%, 21% and 40%, respectively, of total 1998 revenues. The Company's recurring revenues increased $65.2 million or 26% in 1999 compared to 1998 and represented 51% of total revenues during 1999 and 1998. The Company's Internet-related revenues increased 54% to $202.2 million for 1999 from $131.7 million for 1998.

  The Company's products revenue growth rate for 1999 is lower, as compared to 1998, primarily due to a slowdown in product licensing as a result of customers delaying new licensing decisions until their internal year 2000 ("Y2K") issues are addressed and lower than expected growth from certain of the Company's more traditional EDI and file transfer products due to the maturity of these market segments combined with the penetration of the Company's products in these segments. The Company expects the dampening effects of Y2K on products revenue to continue possibly into its second fiscal quarter of 2000. The Company has been providing services specific to Y2K consulting and testing for customers and their trading communities. However, these Y2K specific services were not sufficient to offset the lower growth trend in products revenue due to the effects of Y2K as described above.

  Revenue from the COMMERCE business segment increased $27.4 million or 15%, in 1999 over 1998, primarily due to a 16% increase in products revenue, a 19% increase in product support revenue and a 14% increase in services revenue. The increase in products and product support revenues was primarily due to an increase in international software licensing and a larger customer base. The increase in services revenue was primarily due to an increase in customer transaction volume, the addition of new customers and to a lesser extent, certain price increases. Approximately 17% of the Company's total international revenue was generated by the COMMERCE business segment in 1999, compared to 16% in 1998.

  Revenue from the GENTRAN business segment increased $9.3 million or 12%, in 1999 over 1998, primarily due to a 20% increase in product support revenue and to a lesser extent, an increase in services revenue. Products revenue increased slightly in 1999. The increase in product support revenue was primarily due to an expansion of the installed customer base. The increase in services revenue was primarily due to an increase in services provided to international customers. Approximately 18% of the Company's total international revenue was generated by the GENTRAN business segment in 1999, compared to 20% in 1998.

  Revenue from the CONNECT business segment increased $29.2 million or 17%, in 1999 over 1998 due to a 16% increase in products revenue and a 26% increase in product support revenue. CONNECT services revenue was not significant for either year. The increase in products and product support revenues was primarily due to increased software licensing to new and existing customers, new product offerings and certain price increases. Approximately 49% of the Company's total international revenue was generated by the CONNECT business segment in 1999, compared to 57% in 1998.

  Revenue from the Managed Services business segment increased $19.2 million or 55%, in 1999 over 1998. The increase in services revenue was due primarily to an increase in the number of customers from the Company's GENTRAN and CONNECT business segments that purchased services, expansion of the business segment's services offerings and international services and to a lesser extent certain price increases. Approximately 6% of the Company's total international revenue was generated by the Managed Services business segment in 1999, compared to 4% in 1998.

  Total revenue generated from the Company's international operations was $140.8 million and $101.3 million in 1999 and 1998, respectively, representing an increase of $39.5 million or 39%. This was due primarily to a 54% year over year increase in international revenue generated by the COMMERCE business segment, a 30% increase by the GENTRAN business segment, an 18% increase by the CONNECT business segment and a 100% increase by the Managed Services business segment. Revenue from the Company's international operations represented 23% of total revenue for 1999 as compared to 21% in 1998.

  Total costs and expenses decreased $62.9 million in 1999 as compared to 1998 due primarily to charges in 1999 of $20.1 million for reorganization and unusual costs compared to charges in 1998 of $116.5 million for purchased research and development acquired primarily from XcelleNet and $67.4 million of reorganization and unusual costs. The reorganization and unusual costs and purchased research and development costs are hereinafter referred to as "Special Charges." See Reorganization and Unusual Costs and Research and Development Costs below. Excluding these charges in 1999 and 1998, total costs and expenses increased $100.9 million or 31% (including $47.8 million of XcelleNet costs and expenses) on revenue growth of 27%. The increase in total costs and expenses of the COMMERCE, GENTRAN, CONNECT and Managed Services business segments are 10%, 32%, 10% and 46%, respectively. The increase in total costs and expenses of the COMMERCE, CONNECT and Managed Services business segments resulted from higher revenues generated by these segments, although the increases are not as great as the revenue growth generated in these segments. The increase in total costs and expenses of the GENTRAN business segment resulted from higher revenues and international expansion.

  Total cost of sales consists primarily of salaries and related expenses for product support, managed services, data center and communications personnel, and related expenses for the Company's data center and other facilities, communications, product media, duplication, packaging and shipping. Total costs of sales increased $33.1 million or 34%, in 1999 as compared to 1998. As a percentage of total revenues, total costs of sales increased to 21% in 1999 from 20% for 1998. Costs of sales for products and product support increased $19.2 million or 46%, due to $16.6 million of XcelleNet costs not included in the prior year since XcelleNet was not acquired until July 21, 1998, an increase of costs associated with supporting expanding software licensing and a larger installed customer base. Costs of sales for products and product support as a percentage of revenues increased to 10% in 1999 from 9% in 1998. Costs of sales for services increased $13.9 million or 26%, primarily due to higher costs associated with providing Managed Services education and consulting and also includes $3.9 million related to XcelleNet. As a percentage of total revenues, costs of sales for services remained unchanged at 11%. Cost of sales includes $37.9 million of depreciation and amortization for 1999 (including $11.6 million from the XcelleNet acquisition) and $28.6 million of depreciation and amortization for 1998.

  Product development and enhancement expenses consists primarily of salaries and related expenses from product development personnel and outside contractor costs, together with the cost of facilities and equipment. Product development and enhancement expenses for 1999 were $38.5 million, net of $24.7 million capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"), an increase of $8.8 million or 30% compared to 1998 product development and enhancement expenses of $29.7 million, net of $17.6 million capitalized pursuant to FAS 86. The increase was primarily due to higher product development and enhancement expenses of $5.9 million, net of $3.1 capitalized pursuant to FAS 86 from the XcelleNet acquisition and higher gross product development expense relating to products under development during 1999 including those under the Company's new growth initiatives. As a percentage of total revenues, product development and enhancement expenses remained unchanged at 6% for 1999 and 1998. As a percentage of total development and enhancement expenses, total capitalized costs increased to 39% in 1999 from 37% in 1998. Product development and enhancement expenses and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expenses consists primarily of salaries, commissions and related expenses of sales, marketing, administrative, executive and financial personnel, as well as outside professional fees, facilities and depreciation expenses. Selling, general and administrative expenses increased $59.0 million or 29%, in 1999 compared to 1998, primarily due to $21.4 million of costs from the XcelleNet acquisition not included in 1998 and an increase in sales, marketing and administrative support activities needed to support the corresponding growth in revenue. As a percentage of total revenues, selling, general and administrative expenses increased to 42% for 1999 from 41% for 1998.

  Income before other income and income taxes was $174.5 million for 1999 as compared to a loss before other income and income taxes of $21.2 million for the same period of 1998 due to a $132.8 million increase in revenue and a $62.9 million decrease in total costs due primarily to reorganization and unusual charges of $20.1 million in 1999 compared to charges in 1998 of $116.5 million for purchased research and development acquired primarily from XcelleNet and $67.4 million of reorganization and unusual costs. Excluding these charges in 1999 and 1998, income before other income and income taxes was $194.6 million and $162.7 million, respectively. Other income decreased $1.1 million primarily due to lower investment income.

  Provision for income taxes increased $9.6 million for 1999 compared to 1998, primarily due to the increase in income before income taxes for 1999. XcelleNet contributed $2.1 million to this increase.

 Fiscal 1998 Compared to Fiscal 1997

  Total revenues increased $139.7 million or 40%, in 1998 as compared to 1997. The revenues increase was due to a $67.8 million or 55% increase in products revenue, a $25.9 million or 34% increase in product support revenue and a $46.0 million or 30% increase in services revenue. The growth in products and product support revenues is due to the addition of new customers, new product offerings, certain price increases, the expansion of the installed customer base for product support, remote and mobile management software products and related product support acquired with the XcelleNet business, and the result of having direct licensing of products outside of the United States and Canada in 1998 as opposed to having royalty revenue during the first three quarters of 1997. The increase in products and product support revenues is the result of increased software product licensing for CONNECT and GENTRAN, and $11.1 million of products and product support revenues related to the acquisition of XcelleNet. The increase in services revenue is due primarily to growth in existing COMMERCE services customer transaction volume, the addition of new COMMERCE customers, and an increase in education and consulting services provided by Managed Services. Products revenue, product support revenue and services revenue represented 39%, 21% and 40%, respectively, of total 1998 revenues compared to 35%, 21% and 43%, respectively, of total 1997 revenues. The Company's recurring revenues increased $48.0 million or 24%, in 1998 compared to 1997 and represented 51% of total revenues during 1998 compared to 58% during 1997. The Company's revenue from sources outside the United States represented 20% of total revenues for 1998, compared to 13% for 1997.

  Total revenue generated from the Company's international operations was $101.3 million and $46.2 million in 1998 and 1997, respectively, representing an increase of $55.1 million or 119%. The increase in the relative percentage for the GENTRAN and CONNECT business segments is due largely to the Company receiving 100% of the revenues from the licensing of products outside the United States and Canada in 1998 as opposed to a 50% royalty on such revenues from Sterling Software in the first three quarters of 1997 pursuant to the International Marketing Agreement. This increase in revenue is due primarily to a 41% year over year increase in international revenue generated by the COMMERCE business segment, a 156% increase by the GENTRAN business segment, a 118% increase by the CONNECT business segment and a 605% increase by the Managed Services business segment. Revenue from the Company's international operations represented 21% of total revenue for 1998 as compared to 13% in 1997.

  Revenue from the COMMERCE business segment increased $32.4 million or 21%, in 1998 over 1997, primarily due to a 36% increase in products revenue, a 33% increase in product support revenue and a 19% increase in services revenue. The increase in products and product support revenue is primarily due to an increase in software licensing and a larger customer base. The increase in services revenue is primarily due to an increase in customer transaction volume, the addition of new customers and to a lesser extent, certain price increases. Approximately 16% of the Company's total international revenue was generated by the COMMERCE business segment in 1998, compared to 24% in 1997.

  Revenue from the GENTRAN business segment increased $19.6 million or 35%, in 1998 over 1997, primarily due to a 38% increase in products revenue a 29% increase in product support revenue and to a lesser extent, an increase in services revenue. The increase in products and product support revenues is primarily due to an increase in software licensing and a larger customer base. The increase in service revenue is primarily due to an increase in services provided to international customers and to a lesser extent, certain price increases. Approximately 20% of the Company's total international revenue was generated by the GENTRAN business segment in 1998, compared to 17% in 1997.

  Revenue from the CONNECT business segment increased $57.9 million or 51%, in 1998 over 1997 primarily due to a 54% increase in products revenue and a 38% increase in product support revenue. CONNECT services revenue was not significant for either year. The increase in products and product support revenues is primarily due to an increase in international software licensing, increased sales to new and existing customers, a larger customer base and certain price increases. The CONNECT business segment generated 57% of the Company's revenue from international operations in 1999 and 1998.

  Revenue from the Managed Services business segment increased $16.5 million or 88%, in 1998 over 1997. The increase in services revenue was primarily due to an increase in the number of customers in the Company's GENTRAN and CONNECT business segments that purchased services, expansion of the business segment's services offerings and expansion of international services. Approximately 4% of the Company's total international revenue was generated by the Managed Service business segment in 1998, compared to 1% in 1997.

  Total costs and expenses increased $233.5 million in 1998 as compared to 1997 due primarily to charges in the fourth quarter of 1998 of $116.5 million for purchased research and development acquired primarily from XcelleNet and $67.4 million of reorganization and unusual costs. Costs for purchased research and development and reorganization and unusual costs for 1997 were $31.9 million and $15.8 million, respectively. See Reorganization and Unusual Costs and Research and Development Costs below. Excluding these charges in 1998 and 1997, total costs and expenses increased $97.3 million or 42% on revenue growth of 40%. XcelleNet accounted for $9.7 million of this increase. The increase in total costs and expenses of the COMMERCE, GENTRAN, CONNECT and Managed Services business segments were 15%, 36%, 68% and 107%, respectively. The increase in total costs and expenses of the COMMERCE business segment resulted from higher revenues generated by this segment, although the cost and expense increases were not as great as the revenue growth generated in this segment. The increase in total costs and expense of the GENTRAN, CONNECT and Managed Services business segments resulted from higher revenues and international expansion.

  Total cost of sales consists primarily of salaries and related expenses for product support, managed services, data center and communications personnel, and related expenses for the Company's data center and other facilities, communications, product media, duplication, packaging and shipping. Total costs of sales increased $25.5 million or 36% in 1998 compared to 1997. As a percentage of total revenues, total costs of sales remained unchanged at 20% for 1998 and 1997. Costs of sales for products and product support increased $7.6 million or 22% due to increased costs to support expanding software licensing activities, an increase of $4.7 million related to supporting a larger installed customer base and the acquisition of XcelleNet. The increase in costs of sales for products and product support includes an increase of $1.8 million of amortization costs for software products of which $1.4 million is due to the acquisition of XcelleNet. As a percentage of revenue, cost of sales for products and product support decreased to 9% in 1998 from 10% in 1997. Costs of sales for services increased $17.9 million or 49% primarily due to growth in Managed Services and increased costs to support a growing customer base and greater customer volume. As a percentage of total revenues, costs of sales for services increased to 11% in 1998 from 10% in 1997. Costs of sales includes $28.6 million of depreciation and amortization in 1998 compared to $21.4 million of depreciation and amortization in 1997.

  Product development and enhancement expenses consists primarily of salaries and related expenses from product development personnel and outside contractor costs, together with the cost of facilities and equipment.

Product development and enhancement expense for 1998 of $29.7 million, net of $17.6 million capitalized pursuant to FAS 86 increased $4.8 million or 19%, compared to 1997 product development and enhancement expense of $24.9 million, net of $13.5 million capitalized pursuant to FAS 86. The increase was primarily due to the higher gross product development expense relating to products under development during 1998. As a percentage of total revenue, product development and enhancement expenses decreased to 6% in 1998 from 7% in 1997. Total capitalized costs represented 37% and 35% of total product and enhancement expense for 1998 and 1997, respectively. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

  Selling, general and administrative expenses increased $66.8 million or 50%, in 1998 as compared to 1997, primarily due to an increase in sales, marketing and administrative support activities needed to support the corresponding growth in revenue, increases in personnel following the termination of the International Marketing Agreement in June, 1997 and a $6.4 million increase in costs due to the acquisition of XcelleNet. Selling, general and administrative expenses, as a percentage of total revenues, were 41% and 38% for 1998 and 1997, respectively.

  Loss before other income and income taxes was $21.2 million for 1998 as compared to income before other income and income taxes of $72.6 million for the same period of 1997 due to a $139.7 million increase in revenues offset by a $233.5 million increase in total costs and expenses including nonrecurring charges of $183.9 million for purchased research and development and reorganization and other unusual costs in the fourth quarter of 1998 related to the acquisitions and other activities noted below. Excluding the Special Charges in 1998 and 1997, income before other income and income taxes was $162.7 million and $120.3 million in 1998 and 1997, respectively.

  Other income increased $7.5 million in 1998 as compared to 1997, primarily due to an increase in investment income resulting generally from a higher average balance of investments. Provision for income taxes increased $30.3 million in 1998 as compared to 1997, primarily due to the increase in taxable income which includes greater nondeductible charges in 1998 as compared to 1997.

REORGANIZATION AND UNUSUAL COSTS

 1999 Reorganization and Unusual Costs

  Based in part on changes in the Company's marketplace, during 1999 the Company began a program of realigning its resources to new initiatives to address what it believes are future growth areas: E-Business Process Integration, E-Business Communications Infrastructure, E-Community Management and E-Sourcing. Based on the Company's third quarter results, during the fourth quarter the Company also determined that a realignment of additional resources, exiting of certain businesses and discontinuance of certain product lines was necessary to maximize future operating results, revenue and earnings growth and stockholder value. As a result, in the fourth quarter of 1999 approximately 200 positions were eliminated from the Company's global workforce.

  Primarily due to the realignment, the Company recorded a charge of $26.1 million (see 1998 Reorganization and Unusual Costs below) in 1999 ("1999 Reorganization and Unusual Costs"). The Company has reassigned approximately 450 employees and has redirected the use of $75 million to $100 million to be utilized for the new initiatives in fiscal 2000 which would have otherwise been used in more traditional product lines and product lines which have been discontinued. Additionally, in calendar 2000, the Company plans to reassign an additional 300 people from more traditional product lines and other product lines that have been discontinued or reduced to focus on the new initiatives.

  The components of the 1999 Reorganization and Unusual Costs are as follows (in thousands):

     Excess facilities costs.......................................... $12,346
     Write-down of software products which will no longer be actively
      marketed or supported and related assets........................   6,578
     Employee termination costs.......................................   5,382
     Other............................................................   1,801
                                                                       -------
                                                                       $26,107
                                                                       =======

  Excess facilities costs of $12.3 million consist of $9.9 million of continuing obligations under operating leases and other cash payments and $2.4 million of leasehold improvement write-offs. During the third quarter of fiscal 1999, the Company decided to relocate operations from a facility which it currently leases to a new leased facility which was occupied in October 1999. As the Company is required to continue its operating lease payments for the vacated facility, it recorded a charge for the future lease commitments of the vacated facility and asset write-offs for related leasehold improvements totaling $3.0 million. The $3.0 million charge is included in the excess facilities costs of the previously mentioned 1999 Reorganization and Unusual Costs.

  At September 30, 1999 the unpaid balance of the 1999 Reorganization and Unusual Costs was $14.2 million and is included in accounts payable and accrued liabilities (see Note 8--Notes to Consolidated Financial Statements). The balance is comprised of $10.2 million of excess facilities costs, $3.0 million of employee termination costs and $1.0 million related to other items.

 1998 Reorganization and Unusual Costs

  The Company's results of operations for 1998 include reorganization and unusual costs of $67.4 million. These costs were primarily related to the reorganization of the Company's operations in connection with the fiscal 1998 acquisitions discussed below, the write-off of certain assets and excess cost over net assets acquired and the accrual of costs in connection with the Company's decision to exit the business of publishing CD-ROM-based catalogs and the write-off of certain other software products which the Company no longer intends to actively market and support.

  The components of the 1998 Reorganization and Unusual Costs were as follows (in thousands):

   Write-down of software products and other assets and recognition of liabilities associated with software products and services which will no longer be actively marketed or supported and related assets............................................................. $21,806
   Write-off of software and other assets and recognition of
    liabilities associated with exiting the business of publishing CD-
    ROM based catalogs.................................................  18,204
   Write-off of excess costs over net assets acquired..................   8,488
   Employee termination costs..........................................   7,993
   Out of pocket costs related to the reorganization...................   4,784
   Other...............................................................   6,161
                                                                        -------
                                                                        $67,436
                                                                        =======

  The costs associated with exiting the business of publishing CD-ROM based catalogs and other estimated charges were, and are expected to remain, less than the Company originally estimated, resulting in a $6.0 million reversal during fiscal 1999 of the costs originally reserved for this purpose. This reversal is included in 1999 Reorganization and Unusual costs of $20.1 million.

  During 1999, $20.0 million, including $3.5 million of employee termination costs, were disbursed or reversed from the September 30, 1998 balance of accrued reorganization and unusual costs. The unpaid balance remaining for the 1998 Reorganization and Unusual Costs at September 30, 1999 was $3.6 million, which is included in accounts payable and accrued liabilities.

 1997 Reorganization and Unusual Costs

  In June 1997, the Company established direct operations outside the United States and Canada to distribute its products and services by acquiring certain assets and assuming certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. Additionally, the Company terminated the International Marketing Agreement.

  The Company paid Sterling Software $5.2 million for the early termination of the International Marketing Agreement and $10.1 million for the net book value of the assets the Company acquired less the liabilities assumed. The Company recorded the $5.2 million payment and other costs, principally incurred to integrate the international distribution business formerly conducted by Sterling Software into the Company's operations, as reorganization and unusual costs in fiscal year 1997.

  The components of the 1997 Reorganization and Unusual Costs consist of (in thousands):

     Early termination payment to Sterling Software.................... $ 5,226
     Transaction costs and professional fees...........................   3,100
     Severance and transition costs....................................   2,400
     Other.............................................................   5,084
                                                                        -------
                                                                        $15,810
                                                                        =======

  At September 30, 1997, the remaining balance of the 1997 Reorganization and Unusual Costs was $8.9 million which was paid in fiscal 1998.

BUSINESS COMBINATIONS

  On July 21 1998, the Company completed the acquisition of all of the issued and outstanding stock of XcelleNet, an Atlanta, Georgia based provider of remote systems management software products and services (see Notes 4 and 5-- Notes to Consolidated Financial Statements and Research and Development Costs and Supplemental Results of Operations below). The acquisition was accounted for pursuant to the purchase method of accounting; therefore, the Company's consolidated statements of operations reflect the results of operations of XcelleNet from the date of the acquisition. The aggregate purchase price paid was $224.2 million consisting of $83.2 million of cash, 2.4 million shares of Common Stock and 1.3 million stock options to purchase the Company's Common Stock which replaced outstanding options held by XcelleNet employees and directors to purchase XcelleNet stock.

  In February 1997, the Company acquired for cash all of the outstanding stock of Comfirst, a Paris, France based provider of communication and file transfer software. In May 1997, the Company acquired Automated Catalogue Services L.P., a provider of electronic product catalogs and information databases delivered via CD-ROM and the Internet. The aggregate purchase price was $48.2 million, which consisted of $32.0 million in cash, 0.2 million shares of Common Stock valued at $5 million and promissory notes due January 2, 1998 (the "Notes"), in the amount of $11.2 million. The Notes were paid in full in July 1997. Both acquisitions were accounted for under the purchase method of accounting. The effects of the acquisitions were not material to the Company's results of operations for 1997.

RESEARCH AND DEVELOPMENT COSTS

  The purchase price of the XcelleNet acquisition was allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. The estimates of fair value were determined by the Company's management based on information furnished by the management of XcelleNet and an independent valuation of developed software, core technology and purchased research and development. The Company allocated $114.7 million of the purchase price to purchased research and development. The Company recorded a nondeductible charge for such amount, which represented the appraised value of products still in the development stage that were not considered to have reached technological feasibility based on the status of design and development activities that required further refinement and testing. The development activities required to complete the acquired in-process technologies include additional coding, cross-platform porting and validation, quality assurance procedures and beta testing.

  The Company relied primarily on the income approach to determine the fair market value of the developed software, core technology and research and development, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income producing capability of the developed software, core technology and purchased research and development projects and best represents the present value of the future economic benefits expected to be derived. In determining the amount of the purchase price to allocate to purchased research and development, factors such as stage of completion and technological uncertainties were considered by the Company and its independent appraiser in determining the present value of the future benefits to be received.

  The Company had estimated at September 30, 1998 that further expenditures of $8.5 million would be required during the succeeding 18 months to develop the XcelleNet acquired research and development into commercially viable products. Due to changes in business priorities, four projects that were originally planned to use the research and development were cancelled. Therefore, the above mentioned estimate for further expenditures was reduced in fiscal 1999 to $6.1 million and as of the end of 1999, such amount had been expended resulting in new products which are currently being marketed.

SUPPLEMENTAL RESULTS OF OPERATIONS

  During 1999, the Company determined that the XcelleNet product lines were not sufficiently strategic to its future growth plans primarily because the products are primarily utilized for information technology systems management and the customers and sales processes utilized are different than those for the Company's other infrastructure products. Therefore, the Company has decided to sell the XcelleNet business (see Notes 3, 4 and 5--Notes to Consolidated Financial Statements). The results of operations of the Company without the XcelleNet business, purchased research and development and reorganization and unusual charges for fiscal years 1999, 1998 and 1997 are supplementally presented below in order to provide meaningful information which will represent the continuing operations of the Company after the divestiture (in thousands, except per share information).

                                                                      PERCENT OF
                                                       CHANGE FROM    CHANGE FROM    PERCENT OF
                                                       PRIOR YEAR     PRIOR YEAR   TOTAL REVENUE
                                                     ---------------- ------------ ----------------
                            1999     1998     1997    99/98    98/97  99/98  98/97 1999  1998  1997
                          -------- -------- -------- -------  ------- -----  ----- ----  ----  ----
Revenue:
 Products...............  $202,580 $183,583 $123,594 $18,997  $59,989   10%    49%  36%   39%   35%
 Product support........   120,549   97,656   75,114  22,893   22,542   23%    30%  22%   20%   22%
 Services...............   238,332  197,164  151,889  41,168   45,275   21%    30%  42%   41%   43%
                          -------- -------- -------- -------  -------              ---   ---   ---
                           561,461  478,403  350,597  83,058  127,806   17%    36% 100%  100%  100%
Costs and expenses:
 Cost of sales:
 Products and product
  support...............    43,058   40,488   34,217   2,570    6,271    6%    18%   8%    9%   10%
 Services...............    63,745   53,697   36,398  10,048   17,299   19%    48%  11%   11%   10%
                          -------- -------- -------- -------  -------              ---   ---   ---
                           106,803   94,185   70,615  12,618   23,570   13%    33%  19%   20%   20%
 Product development and
  enhancement expenses..    31,285   28,455   24,853   2,830    3,602   10%    14%   6%    5%    7%
 Selling, general and
  administrative
  expenses..............   232,872  195,268  134,849  37,604   60,419   19%    45%  41%   41%   39%
                          -------- -------- -------- -------  -------              ---   ---   ---
                           370,960  317,908  230,317  53,052   87,591   17%    38%  66%   66%   66%
                          -------- -------- -------- -------  -------              ---   ---   ---
 Income before other
  income and income
  taxes.................   190,501  160,495  120,280  30,006   40,215   19%    33%  34%   34%   34%
 Other income...........    23,053   24,152   16,693  (1,099)   7,459   (5%)   45%   4%    5%    5%
                          -------- -------- -------- -------  -------              ---   ---   ---
 Income before income
  taxes.................   213,554  184,647  136,973  28,907   47,674   16%    35%  38%   39%   39%
 Provision for income
  taxes.................    75,960   66,827   51,409   9,133   15,418   14%    30%  13%   14%   15%
                          -------- -------- -------- -------  -------              ---   ---   ---
 Net income.............  $137,594 $117,820 $ 85,564 $19,774  $32,256   17%    38%  25%   25%   24%
                          ======== ======== ======== =======  =======              ===   ===   ===
 Income per common
  share:
 Basic..................  $   1.49 $   1.29 $   1.02
                          ======== ======== ========
 Diluted................  $   1.45 $   1.24 $   0.99
                          ======== ======== ========

  A reconciliation from the amounts reported in the consolidated statements of operations to the amounts reported above is as follows (in thousands):

                         INCOME (LOSS) BEFORE OTHER
                          INCOME AND INCOME TAXES         NET INCOME (LOSS)
                         ---------------------------- ---------------------------
                           1999      1998      1997     1999      1998     1997
                         --------  --------  -------- --------  --------  -------
As reported............. $174,546  $(21,161) $ 72,591 $123,889  $(61,156) $55,444
XcelleNet business......   (4,145)   (2,240)            (1,270)   (1,378)
Purchased research and
 development related to
 XcelleNet business.....            114,650                      114,650
Purchased research and
 development............              1,810    31,879              1,810   20,135
Reorganization and
 unusual costs..........   20,100    67,436    15,810   14,975    63,894    9,985
                         --------  --------  -------- --------  --------  -------
                         $190,501  $160,495  $120,280 $137,594  $117,820  $85,564
                         ========  ========  ======== ========  ========  =======

  The Company is supplementally presenting the quarterly financial information below based upon the continuing operations of the Company and excluding the results of the XcelleNet and Special Charges for 1999 and 1998 (in thousands, except per share information). See Note 14--Notes to Consolidated Financial Statements.

                                                THREE MONTHS ENDED
                                   --------------------------------------------
                                                 MARCH
                                   DECEMBER 31,   31,    JUNE 30, SEPTEMBER 30,
                                   ------------ -------- -------- -------------
Year ended September 30, 1999:
  Revenues........................   $128,049   $135,829 $137,193   $160,390
  Costs of sales..................     24,085     26,883   27,690     28,145
  Product development and
   enhancement expenses...........      7,455      7,866    7,238      8,726
  Selling, general and
   administrative expenses........     52,259     53,938   55,426     71,249
  Income before other income and
   income taxes...................     44,250     47,142   46,839     52,270
  Net income......................     32,429     34,323   35,222     35,620
  Income per common share:
    Basic.........................   $   0.34   $   0.36 $   0.37   $   0.42
    Diluted.......................       0.33       0.35     0.36       0.42
Year ended September 30, 1998:
  Revenues........................   $106,283   $111,076 $122,095   $138,949
  Costs of sales..................     20,462     24,030   24,099     25,594
  Product development and
   enhancement expenses...........      7,648      6,392    7,343      7,072
  Selling, general and
   administrative expenses........     45,577     44,789   47,666     57,236
  Income before other income and
   income taxes...................     32,596     35,865   42,987     49,047
  Net income......................     24,200     26,978   31,226     35,146
  Income per common share:
    Basic.........................   $   0.27   $   0.30 $   0.34   $   0.38
    Diluted.......................       0.26       0.29     0.33       0.36

LIQUIDITY AND CAPITAL RESOURCES

  The Company had $294.0 million of working capital at September 30, 1999, including $61.7 million of cash and cash equivalents and $200.4 million of marketable securities. At September 30, 1998, the Company had $546.8 million of working capital. The decrease in working capital is principally due to the Company's expenditure of $415.1 million during fiscal 1999 pursuant to its stock repurchase program (see below).

  Net cash flows from operations increased $48.7 million to $159.6 million in 1999 as compared to 1998 primarily due to higher operating profits and an increase in deferred revenue which was offset by a decrease in noncash charges, an increase in accounts receivable, an increase in prepaid expenses and other assets and a decrease in accounts payable, accrued liabilities and income taxes payable. Income tax payments decreased $11.8 million in 1999 compared to 1998. The decrease in tax payments is primarily due to the write-off of assets for tax purposes in 1999 due to exiting the business of publishing CD-ROM based catalogs in 1998. A portion of the Company's cash flow from operations during 1999 and 1998 was used to fund software additions and capital expenditures. Software expenditures during 1999 were $26.5 million as compared to $19.3 million in 1998. The software expenditures during the current year were primarily for new products and enhancements of existing products. Property and equipment purchases of $57.8 million for 1999 were primarily for purchases of equipment upgrades for processing systems and computer equipment purchases to support the continuing growth in revenue.

  During 1999, the Company's Board of Directors approved a stock repurchase program which authorizes the repurchase of up to 25 million shares of the Company's Common Stock. Purchases may be made in open market, negotiated or block transactions from time to time as market and business conditions warrant. As of September 30, 1999, the Company had purchased 16.8 million shares of Common Stock at an average price of $24.76 per share.

  The Company cancelled its Revolving Credit and Term Loan Agreement on June 30, 1999. At September 30, 1999, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment activities (see Note 10--Notes to Consolidated Financial Statements). The Company currently intends to meet such obligations from cash flows from operations. There are no significant commitments for future capital expenditures. The Company believes available balances of cash and cash equivalents and marketable securities, combined with cash flows from operations, are sufficient to meet the Company's working capital requirements for the foreseeable future.

EFFECTS OF INFLATION

  Demand for many of the Company's products and services tends to improve with increased inflation as customers strive to increase employee productivity and reduce costs. However, the affect of inflation on the Company's relatively labor-intensive cost structure could adversely affect its results of operations to the extent the Company is not able to recover increased operating costs through increased prices and sales.

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

  The Company continues to assess and resolve year 2000 issues associated with its product and services offerings, material internal systems, such as information technology ("IT") systems and non-IT systems, and material third-party relationships. The Company has established web pages to update customers on the year 2000 status of its offerings and to assist them in understanding the Company's year 2000 strategy. This information may be accessed on the Company's website at www.sterlingcommerce.com/y2kstatement.

 Product and Services Offerings

  The Company has completed a year 2000 assessment of its currently offered products and services. This assessment included internal testing of the year 2000 capabilities of the Company's product and services offerings. The Company has not had, and does not plan to have, its products or services tested by an independent source. Based on its assessment, the Company believes that all required steps have been taken to prepare its currently offered products and services for year 2000 compliant operation. The increased amount of testing related to the year 2000 resulted in some delays in the release of new products or product versions. However, because year 2000 compliance was generally integrated into its normal product development activities, the Company has not incurred any significant incremental expenses in addressing the year 2000 issue in its product or E-Business services offerings.

  The Company believes that a small percentage of its customers who receive product support from the Company are operating product versions that may not be year 2000 compliant or products or product versions that the Company has replaced with comparable year 2000 compliant products. The Company believes that the majority of these customers have migrated to year 2000 compliant versions and products through new releases, which the Company has strongly encouraged. In addition, certain customers may be operating non-compliant versions of products in respect of which the Company's agreed-upon product support and warranty periods have expired. The Company has not undertaken an assessment of whether these customers are taking appropriate steps to address any related year 2000 issues.

  The Company provides a significant amount of its E-Community Management services through its data center located in Columbus, Ohio. The data center utilizes third-party software and hardware, as well as some Company software. Furthermore, the data center requires electricity and other utilities and relies on the Internet and third-party communications providers for the transmission of data to and from its customers. The Company has made provision for back-up systems and established contingency plans. The Company has also conducted extensive assessment and testing of the data center, including operating a back-up system in a post year 2000 mode, and has taken appropriate remedial actions, all in an effort to avoid year 2000 failures.

  The Company does not believe that customers who license or migrate to year 2000 compliant versions of its products, or customers who purchase the Company's E-Community Management or other services, will experience any year 2000 failures caused by such products or services. In addition, the Company believes that its licenses and other agreements contain customary and appropriate limitations on the Company's obligations with respect to any year 2000 failures its current or former products and services may cause. However, there can be no assurance that the Company's expectations and beliefs as to these matters will prove to be accurate. Moreover, the Company's products are used in, and the provision of its services requires the use of, systems comprised of third-party hardware and software, some of which may not be year 2000 compliant.

 Internal Systems

  The Company has conducted a year 2000 assessment of its material internal systems, both IT and non-IT, on a risk-priority basis. That assessment included an assessment of certain embedded systems. Based on the results of that assessment, the Company has taken certain remedial action with respect to its internal systems. The remediation effort for these systems was completed in June 1999. Any newly discovered remediation requirements have been, or will be, addressed. Based upon its experience to date, the Company does not anticipate that the internal and external costs of such remediation will have a material adverse effect on the Company.

  There can be no assurance that the remediation of the Company's material internal systems will be completed in a timely manner or that such remediated systems will function as anticipated. Interruption of normal business operations, including the Company's ability to effectively provide E-Community Management and other services to customers, in such events could have a material adverse effect on the Company's business, operating results and financial condition.

 Third-Party Relationships

  The Company has conducted a year 2000 assessment of its material third-party supplier relationships. The assessment was conducted through communications with such suppliers, testing of supplier equipment, systems or interfaces, and a review of the year 2000 information made publicly available by such suppliers. As a result of this assessment, certain actions were taken by the Company to obtain assurances as to the correct future operation of third-party systems. There can be no assurance, however, that the Company has received all information necessary to fully evaluate the year 2000 readiness of all material suppliers. Moreover, the Company relies in various ways, both domestically and internationally, on government, utility and communications service providers to conduct normal business operations. There can be no assurance that such suppliers will not suffer business interruptions caused by a year 2000 issue. Such interruptions could have a material adverse effect on the Company's business, operating results and financial condition.

 Additional Risks

  Additional aspects of the year 2000 issue may pose risks to be considered in evaluating the future growth of the Company. The Company believes that it has experienced lower than expected growth from certain products, in part as a result of customers addressing internal year 2000 issues, and there can be no assurance that year 2000 issues will not continue to affect future customer purchasing patterns, possibly resulting in lower demand for the Company's products and services. For example, certain industry analysts believe that many customers and potential customers chose to defer system investments during calendar 1999 and may choose to defer such investments in early calendar 2000 as they test and correct year 2000 problems in their systems. Other analysts have indicated that many enterprises that have completed their year 2000 corrective measures may still defer system investments until after the early part of calendar 2000. Conversely, the Company may have experienced greater demand for certain of its products and services, particularly document verification and year 2000 testing services, in calendar 1999 as customers sought to replace, upgrade and test their systems to address year 2000 issues. The Company anticipates that demand for such services will diminish in calendar 2000.

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

 Contingency Planning

  Although the Company believes that it has executed a timely, effective plan for addressing material year 2000 issues that may affect the Company, there can be no assurance that the Company or a third party on which the Company significantly relies will not experience unanticipated consequences or material expenses which could have a material adverse effect on the Company's business, operating results or financial condition. The Company believes that it is difficult to specifically describe its most likely "worst case" year 2000 scenario. One "worst case" scenario is the failure of the Company's products to correctly perform date-related functions through the year 2000, causing customer systems or operations dependent upon such products or services to fail or be disrupted. Other "worst case" scenarios involve the Company's E-Community Management offerings. Failure of the Company's internal systems to correctly perform date-related functions through the year 2000, or disruptions in those systems, could result in errors or delays in the provision of the Company's E-Community Management and other services. Another "worst case" year 2000 scenario is the failure of a material third-party supplier, such as a communications or utility provider, to address its year 2000 issues, resulting in errors or delays in the provision of the Company's E-Community and other services. In the event of such failures or disruptions, customers may commence legal action against the Company or otherwise seek compensation for their losses.

  The Company has established a set of "contingency plans" to address potential consequences of the year 2000 issue. These plans include documented action to take in the event of any outage, a response chain-of-command to be used in managing any outage, and the reporting that is required. The Company has evaluated, and intends to continue to evaluate, both existing and newly identified year 2000 risks and to develop and implement such further responsive measures as it deems appropriate.

 No Assurance Concerning Year 2000 Readiness Efforts

  Although the Company believes that its year 2000 readiness efforts are designed to appropriately identify and address those year 2000 issues that are within the Company's control, there can be no assurance that the Company's efforts will be fully effective or that year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations. The novelty and complexity of the issues presented and the Company's dependence on the preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, year 2000 issues present many risks that are simply beyond the Company's control, such as the potential effects of year 2000 issues on the economy in general and on the Company's business partners and customers in particular.

OTHER MATTERS

  The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month in which the underlying transaction occurs. Unrealized translation gains and losses are included as an adjustment to accumulated other comprehensive income (loss). The Company has mitigated a portion of its currency exposure through decentralized sales, marketing and support operations in which costs are local currency based. In addition, the Company may from time to time employ external hedging strategies. The Company believes that its results of operations and financial condition will not be materially affected by the recent decrease in the relative value of certain foreign currencies compared to the U.S. dollar.

  The Company maintains a strategy of seeking to acquire businesses and products to fill strategic market niches. This acquisition strategy contributes in part to the Company's growth in revenue and operating profit. The impact of any future acquisitions on continued growth in revenue and operating profit cannot currently be determined.

NEW EUROPEAN CURRENCY

  Eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and a new currency, the "Euro", and adopted the Euro as their common currency effective January 1, 1999. Under the Euro introduction plan, sovereign currencies of the Euro participants will be phased out beginning January 1, 2002 and eliminated by June 30, 2002. In the meantime, the Euro is an acceptable legal business currency (as a "book" currency) as well as the sovereign currencies although the actual introduction of Euro notes and coins will not occur until January 1, 2002. The Company continues to review its products and business operations with respect to the Euro's requirements in order to determine pricing strategies in the new economic environment, implement changes to the legal and contractual implications for contracts, ensure systems are Euro capable, and ensure vendors can support the Company's operations with respect to Euro transactions. The Company's currently offered products are currency neutral; therefore, the Company has not had to make material modifications, nor does it expect to make material modifications, to its products or internal systems used to support Euro transactions. The cost of minor modifications have not had, nor are they expected to have, a material adverse effect on the Company's results of operations or financial condition. There can be no assurance, however, that the Company will be able to complete such modifications to comply with Euro requirements or that any failure to complete such modifications would not have an adverse effect on the Company's business, results of operations or financial condition. In addition, the Company faces risks to the extent that third-party suppliers upon which the Company relies, or their suppliers, are unable to make appropriate modifications to support Euro transactions. Currently, the Company does not know of any appropriate modifications to support Euro transactions which need to be made by suppliers.

FORWARD-LOOKING INFORMATION

  This report and other reports and statements published by the Company from time to time (collectively, "Published Reports") contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in Published Reports, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any risks and uncertainties specifically identified in the text surrounding such statements, those risks discussed herein under the section titled "Risk Factors," uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials.

Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. The Company does not intend to update the forward-looking statements contained in this or other Published Reports.

RISK FACTORS

 General

  The Company and its businesses are subject to a number of risks, including those enumerated below. Any or all of such risks could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company and on market prices for the Company's Common Stock. See also "Forward-Looking Information" above.

 Competition

  The market for electronic commerce solutions is very competitive. Numerous companies supply electronic commerce products and services, and several competitors target specific customer requirements for which the Company presently is, or may become, a provider. The Company's competitors include both large companies with substantially greater resources than the Company and small, specialized companies that may compete in one or more particular market niches. Competitors that offer products and/or services that compete with various of the Company's products and services include, among others, AT&T; Computer Associates International, Inc.; General Electric Information Services; Harbinger Corporation; IBM; MCI WorldCom; Quick Response Services, as well as certain hardware companies and the internal programming staffs of various businesses engaging in electronic commerce.

  The Company expects competition to increase in the future from both existing competitors and other companies that may enter the Company's existing or future markets. The Company believes that its ability to compete successfully in the electronic commerce market depends on numerous factors, some of which are outside its control, including product performance, functionality and reliability, price and customer service and support. There can be no assurance that new or established competitors will not offer products and services that are superior to and/or lower in price than those of the Company. In addition, the Company could face increased competition as the Internet continues to gain acceptance as a method of conducting electronic commerce.

 Factors Affecting Operating Results; Potential Fluctuations in Quarterly
Results

  The Company's future quarterly operating results may vary and reduced levels of earnings or losses could be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in the levels of revenue derived from licensing of software products and E-Community Management, E-Sourcing and other services, the timing of new product and service announcements by the Company or its competitors, changes in pricing policies by the Company or its competitors, changes in accounting requirements dictated by regulatory agencies or standards bodies (including possibly retroactive changes), market acceptance of new and enhanced versions of the products and services of the Company or its competitors, the size and timing of significant orders, changes in operating expenses, changes in the Company's strategy, the introduction of alternative technologies, the effect of potential acquisitions and industry and general economic factors.

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

  The Company operates with virtually no product order backlog because its software products typically are shipped shortly after orders are received. As a result, product revenues in any quarter are substantially dependent on the quantity of such products licensed in that quarter. Additionally, as a result of potentially lengthy sales cycles, revenues associated with products and services may not actually be recognized until a later fiscal quarter.

  The Company's expense levels are based in part on its expectations as to future revenues. If revenue levels are below expectations, the Company's operating results are likely to be adversely affected unless the Company is willing and able to reduce its expenses proportionately.

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

 Growth Through Acquisitions

  A key element of the Company's growth strategy has been strategic acquisitions. There can be no assurance that, in the future, acquisition candidates will be found on terms suitable to the Company or that the Company will have adequate resources to consummate any acquisition. Acquisitions involve a number of other special risks, including time and expenses associated with identifying and evaluating acquisitions, the diversion of management's attention, the difficulty in the integration of acquired products and services, the difficulty in combining different company cultures and the potential loss of key employees of the acquired company. In addition, customer satisfaction or performance problems at a single acquired firm could have a material adverse effect on the reputation of the Company as a whole.

  Acquisitions may also result in potentially dilutive issuance of equity securities, the incurrence of debt, the write-off of research and development and capitalized product costs, integration costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on the results of operations and financial condition of the Company.

  The guidelines and requirements for the accounting of acquisitions, including those for the pooling-of-interests method of accounting, the expensing of certain costs and the write-down of certain assets, are currently being changed or under consideration for change by various regulatory agencies and standards bodies. Those changes and the related uncertainties could make acquisitions less beneficial or attractive to the Company and could impact the Company's ability to make future acquisitions.

 International Growth and Marketing

  Prior to June 1997, Sterling Software acted as the exclusive distributor of certain of the Company's products outside the United States and Canada pursuant to the International Marketing Agreement. In June 1997, the Company and Sterling Software terminated the International Marketing Agreement. Concurrently therewith, the Company acquired certain assets and assumed certain liabilities associated with the distribution of its products, and the Company hired certain Sterling Software employees, most of whom had been dedicated to the sales and marketing of those products. The Company's ability to maintain and expand this business and its E-Community Management and E-Sourcing businesses internationally will depend upon, among other things, its ability to attract and retain both talented and qualified managerial, technical and sales personnel as well as customers outside the United States and Canada and its ability to continue to effectively manage its domestic operations while focusing on international expansion. Moreover, the Company's ability to successfully implement its international strategy will require additional improvements to its infrastructure and management information systems, and particularly to its international customer support systems.

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

  The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the month the transactions occur. Unrealized translation gains and losses are included as a component of comprehensive income and transaction gains and losses are included in the determination of net income.

  In the event of any dispute arising from international operations, the Company may be subject to the exclusive jurisdiction of foreign courts and may not be successful in subjecting foreign persons or entities to the jurisdiction of the courts in the United States. The Company may also be hindered in or prevented from enforcing its rights with respect to foreign governments because of the doctrine of sovereign immunity. There can be no assurance that the laws, regulations or administrative practices of foreign countries relating to the Company's ability to do business in that country will not change. Any such change could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

 Dependence on Data Center

  The Company's services offerings, especially its E-Community Management services offerings, are dependent upon the Company's ability to protect its computer equipment and the information stored in its data center against damage that may be caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices and other similar events. The data center is located in a single facility in Columbus, Ohio and the Company has no present intention of establishing an additional data center in a separate location.

  The Company is party to a disaster recovery agreement that provides alternative off-site computer systems for use in such disastrous events. In addition, the Company has taken precautions to protect itself and its customers from events that could interrupt delivery of certain of the Company's E-Community Management and other services. These precautions include, among others, backup power generation equipment, fire protection and physical security systems and an early warning detection and fire extinguishing system. Notwithstanding such precautions, there can be no assurance that a fire or other natural disaster, including national, regional or local telecommunications disruptions, would not result in a prolonged disruption of the Company's E-Community Management or other services.

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

  Although the Company does not believe that import and export control regulations currently create significant impediments to the Company's international growth strategy, such regulations are applicable to certain of the Company's software products and could interfere with such growth in the future.

 Certain Anti-takeover Provisions

  Certain provisions of the Company's Fourth Amended and Restated Certificate of Incorporation ("Certificate of Incorporation"), the Company's Amended and Restated Bylaws ("Bylaws") and the Delaware General Corporation Law may have the effect of delaying, deterring or preventing a change in control of the Company. The Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of Common Stock and up to 50,000,000 shares of preferred stock, par value $.01 per share ("Preferred Stock"). The Board of Directors of the Company has the power to determine the price and terms under which any such additional capital stock may be issued and to fix the terms of such Preferred Stock, and existing stockholders of the Company will not have preemptive rights with respect thereto.

  The Company is a party to a Rights Agreement, dated as of December 18, 1996 (the "Rights Agreement"), between the Company and The First National Bank of Boston, as rights agent. The existence of the Rights Agreement and the provisions thereunder could also have the effect of delaying, or deterring or preventing, a change in control of the Company.

 Amendment to Bylaws

  The Board of Directors of the Company have amended certain provisions of the Company's Bylaws, including, among others, the provision relating to bringing business before an annual meeting. The Bylaws provide that for business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof. The Bylaws have been amended to require that, in order for a stockholder's notice to be timely, it must be delivered to or mailed to and received at the principal executive offices of the Company not less than eighty days and no earlier than 110 days prior to the anniversary date of the immediately preceding annual meeting of stockholders. The notice must also contain the information required by Article II, Section 2 of the Bylaws.

  The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the Bylaws filed herewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio of marketable securities. The Company does not use derivative financial instruments in its investment portfolio. The stated objectives of the Company's investment guidelines are: safety of principal, liquidity, maximization of yield and diversification of risk. The Company places its investments with high credit quality issuers, principally states of the United States, political subdivisions of the states and corporate debt issuers, and limits the amount of credit exposure to any one issuer. The marketable securities portfolio includes only those securities with active secondary or resale markets in order to ensure portfolio liquidity.

  The table below presents principal amounts and related weighted average interest rates by date of maturity for the Company's marketable securities. Weighted average interest rates include the after-tax yield on debt securities of states of the United States and political subdivisions of the states. The total investment portfolio had an effective maturity of 258 days at September 30, 1999.

                                       MATURITY
                          (IN THOUSANDS, EXCEPT PERCENTAGES)
                         ----------------------------------------    FAIR VALUE AT
                           2000       2001      2002      TOTAL    SEPTEMBER 30, 1999
                         ---------  --------  --------  ---------  ------------------
Commercial paper........ $  89,440                      $  89,440       $ 89,001
  Average interest
   rate.................      5.74%                          5.74%
Debt securities.........    79,673  $ 16,602  $ 14,950    111,225        111,443
  Average interest
   rate.................      5.38%     5.61%     5.80%      5.47%
Total marketable
 securities............. $ 169,113  $ 16,602  $ 14,950  $ 200,665       $200,444
  Average interest
   rate.................      5.57%     5.61%     5.80%      5.59%

                                      MATURITY
                         (IN THOUSANDS, EXCEPT PERCENTAGES)
                         -------------------------------------   FAIR VALUE AT
                            1999         2000        TOTAL     SEPTEMBER 30, 1998
                         -----------  ----------- ------------ ------------------
Commercial paper........ $    52,650              $    52,650       $ 51,972
  Average interest
   rate.................        5.64%                    5.64%
Debt securities.........     118,223  $   12,658      130,881        131,479
  Average interest
   rate.................        5.90%       6.11%        5.92%
Total marketable
 securities............. $   170,873  $   12,658  $   183,531       $183,541
  Average interest
   rate.................        5.82%       6.11%        5.84%

FOREIGN CURRENCY RISK

  The Company conducts business in various foreign currencies, primarily in Canada and Europe and to a lesser extent in Australia, Japan and other Asian countries. The Company monitors its foreign currency exposure and, from time to time, will attempt to reduce its exposure through hedging. As of September 30, 1999, the Company had no foreign currency hedges outstanding. The Company has mitigated, and expects to continue to mitigate, a portion of its currency exposure through decentralized sales, marketing and support operations in which all costs are local currency based. Additionally, the Company operates in U.S. dollars with its third-party distributors, thereby eliminating currency exposure from these relationships.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            STERLING COMMERCE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  37
Consolidated Financial Statements:
  Consolidated Balance Sheets at September 30, 1999 and 1998..............  38
  Consolidated Statements of Operations for the Years Ended September 30,
   1999, 1998 and 1997....................................................  39
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1999, 1998 and 1997......................................  40
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1999, 1998 and 1997....................................................  41
  Notes to Consolidated Financial Statements..............................  42

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sterling Commerce, Inc.

  We have audited the accompanying consolidated balance sheets of Sterling Commerce, Inc. (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audit also included the financial statement schedule listed under Item 14(a) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Dallas, Texas
November 17, 1999

                            STERLING COMMERCE, INC.

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 1998
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                             1999       1998
                                                           ---------  --------
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents............................... $  61,689  $354,948
  Marketable securities...................................   200,444   183,451
  Accounts receivable, net................................   189,703   151,256
  Deferred income taxes...................................     9,748    11,627
  Prepaid expenses and other current assets...............    30,321    15,869
                                                           ---------  --------
    Total current assets..................................   491,905   717,151
Property and equipment, at cost:
  Computers and peripheral equipment......................   138,572    87,942
  Furniture, fixtures and other equipment.................    22,906    27,991
  Leasehold improvements..................................    17,792    18,144
                                                           ---------  --------
                                                             179,270   134,077
  Accumulated depreciation................................   (80,103)  (57,542)
                                                           ---------  --------
  Property and equipment, net.............................    99,167    76,535
Computer software, net....................................    92,123    91,409
Excess cost over net assets acquired, net.................    56,342    63,382
Other assets..............................................    41,194    18,527
                                                           ---------  --------
                                                           $ 780,731  $967,004
                                                           =========  ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities................ $  90,749  $ 90,599
  Income taxes payable....................................    20,512     7,992
  Deferred revenue........................................    86,644    71,744
                                                           ---------  --------
    Total current liabilities.............................   197,905   170,335
                                                           ---------  --------
Deferred income taxes.....................................    38,481    30,335
Other noncurrent liabilities..............................    26,440    18,419
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 50,000 shares autho-
   rized; no shares issued and outstanding................
  Common stock, $.01 par value; 300,000 and 150,000 shares
   authorized at September 30, 1999 and 1998,
   respectively; 96,124 and 94,511 shares issued at
   September 30, 1999 and 1998, respectively..............       961       945
  Additional paid-in capital..............................   763,639   714,156
  Retained earnings.......................................   153,030    31,756
  Accumulated other comprehensive income (loss)...........    (2,010)    1,058
  Treasury stock, at cost; 16,160 shares at September 30,
   1999...................................................  (397,715)
                                                           ---------  --------
    Total stockholders' equity............................   517,905   747,915
                                                           ---------  --------
                                                           $ 780,731  $967,004
                                                           =========  ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                     1999     1998      1997
                                                   -------- --------  --------
Revenues:
  Products........................................ $236,432 $191,380  $123,594
  Product support.................................  142,925  101,005    75,114
  Services........................................  243,715  197,917   151,889
                                                   -------- --------  --------
                                                    623,072  490,302   350,597
Costs and expenses:
  Costs of sales:
    Products and product support..................   61,044   41,842    34,217
    Services......................................   68,251   54,319    36,398
                                                   -------- --------  --------
                                                    129,295   96,161    70,615
  Product development and enhancement expenses....   38,457   29,717    24,853
  Selling, general and administrative expenses....  260,674  201,689   134,849
  Purchased research and development..............           116,460    31,879
  Reorganization and unusual costs................   20,100   67,436    15,810
                                                   -------- --------  --------
                                                    448,526  511,463   278,006
                                                   -------- --------  --------
Income (loss) before other income and income
 taxes............................................  174,546  (21,161)   72,591
Other income......................................   23,129   24,152    16,693
                                                   -------- --------  --------
Income before income taxes........................  197,675    2,991    89,284
Provision for income taxes........................   73,786   64,147    33,840
                                                   -------- --------  --------
Net income (loss)................................. $123,889 $(61,156) $ 55,444
                                                   ======== ========  ========
Income (loss) per common share:
  Basic........................................... $   1.34 $  (0.67) $   0.66
                                                   ======== ========  ========
  Diluted......................................... $   1.31 $  (0.67) $   0.64
                                                   ======== ========  ========


                            See accompanying notes.

                            STERLING COMMERCE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                              ACCUMULATED
                          COMMON STOCK  ADDITIONAL               OTHER      TREASURY STOCK        TOTAL
                          -------------  PAID-IN   RETAINED  COMPREHENSIVE -----------------  STOCKHOLDERS'
                          SHARES AMOUNT  CAPITAL   EARNINGS  INCOME (LOSS) SHARES   AMOUNT       EQUITY
                          ------ ------ ---------- --------  ------------- ------  ---------  -------------
Balance at September 30,
 1996...................  75,000  $750   $ 98,111  $ 39,282     $    44                         $138,187
 Net income.............                             55,444                                       55,444
 Foreign currency
  translation
  adjustment............                                           (442)                            (442)
 Unrealized gain on
  marketable securities,
  net of tax............                                            260                              260
                                                                                                --------
 Total comprehensive
  income................                                                                          55,262
                                                                                                --------
 Issuance of Common
  Stock.................  14,375   144    400,001                                                400,145
 Issuance of Common
  Stock for
  acquisitions..........     194     2      4,998                                                  5,000
 Issuance of Common
  Stock pursuant to
  employee stock plans,
  including tax benefit
  of $1,200.............      75            3,000                                                  3,000
 Other..................                     (255)     (477)                                        (732)
                          ------  ----   --------  --------     -------    ------  ---------    --------
Balance at September 30,
 1997...................  89,644   896    505,855    94,249        (138)                         600,862
 Net loss...............                            (61,156)                                     (61,156)
 Foreign currency
  translation
  adjustment............                                          1,420                            1,420
 Unrealized loss on
  marketable securities,
  net of tax............                                           (224)                            (224)
                                                                                                --------
 Total comprehensive
  loss..................                                                                         (59,960)
                                                                                                --------
 Issuance of Common
  Stock and stock
  options for
  acquisitions..........   2,442    24    140,987                                                141,011
 Issuance of Common
  Stock pursuant to
  employee stock plans,
  including tax benefit
  of $9,946.............   2,425    25     67,408                                                 67,433
 Other..................                      (94)   (1,337)                                      (1,431)
                          ------  ----   --------  --------     -------    ------  ---------    --------
Balance at September 30,
 1998...................  94,511   945    714,156    31,756       1,058                          747,915
 Net income.............                            123,889                                      123,889
 Foreign currency
  translation
  adjustment............                                         (2,455)                          (2,455)
 Unrealized loss on
  marketable securities,
  net of tax............                                           (613)                            (613)
                                                                                                --------
 Total comprehensive
  income................                                                                         120,821
                                                                                                --------
 Issuance of Common
  Stock pursuant to
  employee stock plans,
  including tax benefit
  of $8,323.............   1,613    16     49,483    (2,615)                 (602) $  17,369      64,253
 Purchase of treasury
  stock.................                                                   16,762   (415,084)   (415,084)
                          ------  ----   --------  --------     -------    ------  ---------    --------
Balance at September 30,
 1999...................  96,124  $961   $763,639  $153,030     $(2,010)   16,160  $(397,715)   $517,905
                          ======  ====   ========  ========     =======    ======  =========    ========

                            See accompanying notes.

                            STERLING COMMERCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                 1999       1998       1997
                                               ---------  ---------  ---------
OPERATING ACTIVITIES:
Net income (loss)............................. $ 123,889  $ (61,156) $  55,444
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization................    56,955     40,718     30,214
 Provision for losses on accounts receivable..    11,302      8,952      3,567
 Provision for (benefit of) deferred income
  taxes.......................................    10,025      1,481    (15,586)
 Purchased research and development...........              116,460     31,879
 Noncash reorganization and unusual costs.....     9,762     36,192
 Changes in operating assets and liabilities,
  net of effects of business acquisitions:
  Accounts receivable.........................   (49,749)   (47,073)   (10,751)
  Prepaid expenses and other assets...........   (39,027)    (9,383)   (13,917)
  Accounts payable, accrued liabilities and
   income taxes payable.......................    12,670     14,371     19,677
  Deferred revenue............................    14,900      7,823     17,067
  Other.......................................     8,825      2,474      3,559
                                               ---------  ---------  ---------
   Net cash provided by operating activities..   159,552    110,859    121,153
                                               ---------  ---------  ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment..........   (57,835)   (48,598)   (32,148)
 Purchases and capitalized cost of development
  of computer software........................   (26,539)   (19,320)   (13,855)
 Business acquisitions, net of cash acquired..              (56,637)   (38,320)
 Purchases of investments.....................  (345,964)  (257,730)  (313,460)
 Sales of investments.........................   328,358    308,593    100,349
                                               ---------  ---------  ---------
   Net cash used in investing activities......  (101,980)   (73,692)  (297,434)
                                               ---------  ---------  ---------
FINANCING ACTIVITIES:
 Issuance of Common Stock.....................    64,253     67,433    403,145
 Purchase of treasury stock...................  (415,084)
                                               ---------  ---------  ---------
   Net cash provided by (used in) financing
    activities................................  (350,831)    67,433    403,145
                                               ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................  (293,259)   104,600    226,864
Cash and cash equivalents at beginning of
 year.........................................   354,948    250,348     23,484
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  61,689  $ 354,948  $ 250,348
                                               =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid........................... $  39,434  $  51,216  $  49,278
                                               =========  =========  =========

                            See accompanying notes.

                            STERLING COMMERCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999, 1998 AND 1997

1. GENERAL INFORMATION

 General

  Sterling Commerce, Inc. (the "Company") provides E-Business integration solutions for Global 5000 and other companies and their commerce communities. The Company develops, markets and supports software products and provides services and consulting that enable businesses to engage in E-Business communications and transactions with their trading partners and other E-Community constituents. The Company is focused on providing E-Business integration solutions through its COMMERCE, CONNECT and GENTRAN product families. Through the Company's E-Business Communications Infrastructure (CONNECT product family), the Company provides software and services which focus on managed data delivery within and between enterprises. The Company's E-Business Process Integration (GENTRAN product family) provides software and services to integrate business processes within an enterprise and among its E-Business communities. Software and services to build, manage and service integrated E-Communities is provided by the Company's E-Community Management (COMMERCE product family). Resources and expertise to solve customers' business problems are provided through the Company's E-Sourcing (Managed Services). The Company also provides bank automation solutions to financial institutions through its VECTOR product family.

  The Company was incorporated in December 1995. The Company, through its predecessors and subsidiaries, has been providing solutions to allow businesses to conduct transactions electronically with their trading partners for more than 25 years and has customers in many industries, including banking, "E-tailing," healthcare, insurance, manufacturing, pharmaceuticals, retailing, telecommunications, government and transportation. The Company has direct operations in 20 countries outside of the United States, a Pan-European support center in Amsterdam, a Pan-Asian support and development center in Singapore and more than 40 distributors worldwide.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for the comparative periods have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies at September 30, 1999 and 1998, and the results of operations for the years ended September 30, 1999, 1998 and 1997. While management has based its assumptions and estimates on the facts and circumstances currently known, final amounts may differ from such estimates.

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

  If software product licensing transactions include multiple elements, each element of the software licensing is separately identified and accounted for based on the relative fair value of such element. Revenue is

                            STERLING COMMERCE, INC.

not recognized on any element of the license arrangement if undelivered elements are essential to the functionality of the delivered elements.

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

  When products, product support and services are billed prior to the time the related revenue is recognized, deferred revenue is recorded and related costs paid in advance are deferred. Returns, allowances and other similar adjustments to revenue involving software licensing have historically not been material to the Company's results of operations.

 Software Development Costs

  The Company capitalizes the costs of developing and testing new or significantly enhanced software products in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("FAS 86"). Unamortized software development costs of $42.6 million and $39.0 million are included in computer software, net at September 30, 1999 and 1998, respectively. Pursuant to FAS 86, costs are capitalized when technological feasibility of the product is established. Technological feasibility is established either upon the completion of a detailed program design or the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Software development capitalized costs include, among other things, product development personnel salaries and related expenses, outside contractor costs and allocated facilities and equipment costs.

 Depreciation and Amortization

  Property and equipment are recorded at cost and depreciated using the straight-line method over average useful lives of three to fifteen years. Capitalized computer software costs are amortized on a product-by-product basis using the greater of the amount determined by taking the ratio of current year net revenue to estimated future net revenue or the straight-line method over periods ranging from two to five years. Leasehold improvements are amortized over the term of the lease. Excess costs over the net assets of businesses acquired are amortized on a straight-line basis over periods of seven to forty years. Other intangible assets are amortized on a straight-line basis over periods of three to ten years.

  Depreciation and amortization consists of the following for the years ended September 30, 1999, 1998 and 1997 (in thousands):

                                                        1999    1998    1997
                                                       ------- ------- -------
   Property and equipment............................. $29,589 $22,022 $16,617
   Purchased computer software........................   5,866   3,122   1,720
   Capitalized computer software development costs....  11,600  11,535  10,252
   Excess costs over net assets of businesses
    acquired..........................................   8,001   2,194     830
   Other intangible assets............................   1,899   1,845     795
                                                       ------- ------- -------
                                                       $56,955 $40,718 $30,214
                                                       ======= ======= =======

                            STERLING COMMERCE, INC.

  Accumulated amortization related to computer software, net was $67.0 million and $62.3 million at September 30, 1999 and 1998, respectively. At September 30, 1999 and 1998, accumulated amortization for excess costs over net assets acquired, net was $12.4 million and $2.3 million, respectively.

 Income Taxes

  The Company computes its provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires the use of an asset and liability approach of accounting for income taxes. Under the asset and liability approach, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets are reduced by a valuation allowance when it is more likely than not the entire amount of the deferred tax asset will not be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date.

 Stock Options

  The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock plans. For fixed stock option grants under APB 25, if the exercise price of an employee stock option equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

 Income Per Common Share

  The following table sets forth the computation of basic and diluted income per common share (in thousands, except per share amounts):

                                                    YEARS ENDED SEPTEMBER 30,
                                                    --------------------------
                                                      1999   1998(1)    1997
                                                    -------- --------  -------
Basic:
Net income (loss).................................. $123,889 $(61,156) $55,444
                                                    ======== ========  =======
Weighted average common shares outstanding.........   92,625   91,307   83,561
                                                    ======== ========  =======
Income (loss) per common share..................... $   1.34 $  (0.67) $  0.66
                                                    ======== ========  =======
Diluted:
Net income (loss).................................. $123,889 $(61,156) $55,444
                                                    ======== ========  =======
Weighted average common shares outstanding.........   92,625   91,307   83,561
Net effect of dilutive stock options (2)...........    2,089             3,254
                                                    -------- --------  -------
Diluted weighted average common shares
 outstanding.......................................   94,714   91,307   86,815
                                                    ======== ========  =======
Income (loss) per common share..................... $   1.31 $  (0.67) $  0.64
                                                    ======== ========  =======

--------
(1) In connection with the computation of the loss per share for the year ended September 30, 1998, all otherwise dilutive stock options have been excluded since the impact on the Company's net loss per common share is antidilutive. In the absence of this net loss, 3.8 million additional shares related to dilutive stock options would be included in the computation of diluted income per common share.
(2) For 1999, 1998 and 1997, 2.5 million, 0.4 million, 0.3 million, respectively, of antidilutive stock options are excluded from the calculation since the option exercise prices were greater than the average market prices.

                            STERLING COMMERCE, INC.

 Foreign Currency Translation

  The assets and liabilities of consolidated non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the respective balance sheet dates. Revenue and expense accounts of those operations are translated at average exchange rates prevailing during the period the transactions occur. Translation gains and losses are included as a component of comprehensive income and transaction gains and losses are included in the determination of net income.

 Comprehensive Income

  On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the presentation of comprehensive income and its components in the financial statements. The purpose of reporting comprehensive income is to report changes in equity that result from transactions and other economic events, excluding transactions with owners in their capacity as owners. The Company's comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains or losses on marketable securities. The adoption of FAS 130 had no impact on the financial position or results of operations of the Company.

  The components of accumulated other comprehensive income (loss) as of September 30, 1999, 1998 and 1997 are as follows (in thousands):

                                                         1999     1998  1997
                                                        -------  ------ -----
     Foreign currency translation adjustment........... $(1,487) $  968 $(452)
     Unrealized gain (loss) on marketable securities,
      net of tax.......................................    (523)     90   314
                                                        -------  ------ -----
                                                        $(2,010) $1,058 $(138)
                                                        =======  ====== =====

 Cash and Cash Equivalents

  Cash and cash equivalents consist primarily of highly liquid investments in investment-grade commercial paper of various issuers, with maturities of three months or less when purchased. Cash and cash equivalents are recorded at their fair value.

 Marketable Securities

  The Company invests surplus cash in a diversified portfolio consisting of a variety of securities, including commercial paper, corporate debt securities and debt securities issued by states of the United States and political subdivisions of the states. The fair values for marketable securities are based on quoted market prices.

  All marketable securities are classified as available-for-sale securities. Unrealized holding gains and losses on securities available-for-sale are recorded in accumulated other comprehensive income (loss), net of any related tax effect. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to their effective maturity date. Such amortization is included in investment income. Realized gains and losses and declines in values judged to be other-than-temporary are included in investment income.

 Accounts Receivable

  The Company's accounts receivable are due principally from corporations in diverse industries primarily located in North America and Europe and are generally unsecured. Accounts receivable are shown in the accompanying consolidated balance sheets net of an allowance for doubtful accounts of $15.2 million and $10.3 million as of September 30, 1999 and 1998, respectively.

                            STERLING COMMERCE, INC.

 Excess Cost Over Net Assets Acquired

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

 Recent Pronouncements

  Effective October 1, 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition," as amended by Statement of Position 98-4 "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 97-2"), which requires each element of a software license arrangement to be separately identified and accounted for based on the relative fair value of each element. Revenue cannot be recognized on any element of the license arrangement if undelivered elements are essential to the functionality of the delivered elements. Adoption of SOP 97-2 did not significantly affect the Company's results of operations for the year ended September 30, 1999, since the Company's revenue recognition policies have historically been in substantial compliance with the practices required by SOP 97-2.

  On December 15, 1998, Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP 98-9") was released. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. VSOE is determined by the price charged when each item is sold separately, or by deducting the fair value of one or more items from the total fair value of the agreement or by using objective evidence based upon the vendor's facts and circumstances.

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

  The provisions of SOP 98-9 extend the deferral of certain provisions of SOP 97-2. All other provisions of SOP 98-9 will be effective for the Company's fiscal year beginning October 1, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 is not expected to significantly impact the Company.

  FAS No. 133: "Accounting for Derivative Instruments and Hedging Activities." FAS 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. FAS 133 will be effective for the Company's fiscal year beginning October 1, 2000. Currently the Company does not use derivatives to a significant extent; therefore, the adoption of FAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

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

3. REORGANIZATION AND UNUSUAL COSTS

 1999 Reorganization and Unusual Costs

  Based in part on the changes in the Company's marketplace, during 1999 the Company began a program of realigning its resources to new initiatives to address what it believes are future growth areas: E-Business Process Integration, E-Business Communications Infrastructure, E-Community Management and E-Sourcing. Based on the Company's third quarter results, during the fourth quarter the Company also determined that a realignment of additional resources, exiting of certain businesses and discontinuance of certain product lines, was necessary to maximize future operating results, revenue and earnings growth and stockholder value. As a result, in the fourth quarter of fiscal 1999 approximately 200 positions were eliminated from the Company's global workforce. Primarily due to the realigning of efforts, the Company has recorded a charge of $26.1 million (see 1998 Reorganization and Unusual Costs below) in fiscal 1999 ("1999 Reorganization and Unusual Costs").

  The components of the 1999 Reorganization and Unusual Costs are as follows (in thousands):

     Excess facilities costs.......................................... $12,346
     Write-down of software products which will no longer be actively
      marketed or supported and related assets........................   6,578
     Employee termination costs.......................................   5,382
     Other............................................................   1,801
                                                                       -------
                                                                       $26,107
                                                                       =======

  Excess facilities costs of $12.3 million consist of $9.9 million of continuing obligations under operating leases and other cash payments and $2.4 of leasehold improvement write-offs. During the third quarter of fiscal 1999, the Company decided to relocate operations from one facility, which it leased, to a new leased facility which was occupied in October 1999. The Company is required to continue its operating lease payments for the vacated facility, therefore, it recorded a charge for the future lease commitments of the vacated facility and asset write-offs for related leasehold improvements totaling $3.0 million. The $3.0 million charge is included in the excess facilities costs of the previously mentioned 1999 Reorganization and Unusual Costs.

  At September 30, 1999 the unpaid balance of the 1999 Reorganization and Unusual Costs was $14.2 million and is included in accounts payable and accrued liabilities (see Note 8). The balance is comprised of $10.2 million of excess facilities costs, $3.0 million of employee termination costs and $1.0 million related to other items.

 1998 Reorganization and Unusual Costs

  The Company's results of operations for 1998 include reorganization and unusual costs of $67.4 million. These costs are primarily related to the reorganization of the Company's operations in connection with the fiscal 1998 acquisitions discussed below, the write-off of certain assets and excess cost over net assets acquired and the accrual of costs in connection with the Company's decision to exit the business of publishing CD-ROM

                            STERLING COMMERCE, INC.

based catalogs and the write-off of certain other software products which the Company no longer intends to actively market and support.

  The components of the 1998 Reorganization and Unusual Costs were as follows (in thousands):

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
                                                                        -------
                                                                        $67,436
                                                                        =======

  The costs associated with exiting the business of publishing CD-ROM based catalogs and other estimated charges were, and are expected to remain, less than the Company originally estimated, resulting in a $6.0 million reversal during 1999 of the costs originally reserved for this purpose. This reversal is included in 1999 reorganization and unusual costs of $20.1 million.

  During the fiscal year ended September 30, 1999, $20.0 million, including $3.5 million of employee termination costs, were disbursed or reversed from the September 30, 1998 balance of accrued reorganization and unusual costs. The unpaid balance remaining for the 1998 Reorganization and Unusual Costs at September 30, 1999 was $3.6 million and is included in accounts payable and accrued liabilities.

 1997 Reorganization and Unusual Costs

  In June 1997, the Company established direct operations outside the United States and Canada to distribute its products and services by acquiring certain assets and assuming certain liabilities associated with the distribution of certain of the Company's products by Sterling Software outside the United States and Canada. Additionally, the Company terminated the International Marketing Agreement with Sterling Software.

  The Company paid Sterling Software $5.2 million for the early termination of the International Marketing Agreement and $10.1 million for the net book value of the assets the Company acquired less the liabilities assumed. The Company recorded the $5.2 million payment and other costs, principally incurred to integrate the international distribution business formerly conducted by Sterling Software into the Company's operations, as reorganization and unusual costs in the fiscal year ended September 30, 1997.

  The components of the 1997 Reorganization and Unusual Costs consist of (in thousands):

   Early termination payment to Sterling Software...................... $ 5,226
   Transaction costs and professional fees.............................   3,100
   Severance and transition costs......................................   2,400
   Other...............................................................   5,084
                                                                        -------
                                                                        $15,810
                                                                        =======

  At September 30, 1997, the remaining balance of the 1997 Reorganization and Unusual Costs was $8.9 million which was paid in fiscal 1998.

                            STERLING COMMERCE, INC.

4. BUSINESS COMBINATIONS

 1998 Business Combinations

  On July 21, 1998, the Company completed the acquisition of all of the issued and outstanding stock of XcelleNet, Inc. ("XcelleNet"), an Atlanta, Georgia based provider of remote systems management software products and services (see
Note 5). The acquisition was accounted for pursuant to the purchase method of accounting; therefore, the Company's consolidated statements of operations reflect the results of operations of XcelleNet from the date of the acquisition. The aggregate purchase price paid was $224.2 million consisting of $83.2 million of cash, 2.4 million shares of Common Stock and 1.3 million stock options to purchase the Company's Common Stock which replaced outstanding options held by XcelleNet employees and directors to purchase XcelleNet stock.

  The purchase price of the XcelleNet acquisition was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimates of fair value were determined by the Company's management based on information furnished by the management of XcelleNet and an independent valuation of developed software, core technology and purchased research and development. The excess of cost over net assets acquired is being amortized on a straight-line basis over ten years. The Company allocated $114.7 million of the purchase price to purchased research and development. The Company recorded a nondeductible charge for such amount, which represented the appraised value of products still in the development stage that were not considered to have reached technological feasibility based on the status of design and development activities that required further refinement and testing. The development activities required to complete the acquired in-process technologies included additional coding, cross-platform porting and validation, quality assurance procedures and beta testing.

  The Company relied primarily on the income approach to determine the fair market value of the developed software, core technology and research and development, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses. The income approach focuses on the income producing capability of the developed software, core technology and purchased research and development projects and best represents the present value of the future economic benefits expected to be derived. In determining the amount of the purchase price to allocate to purchased research and development, factors such as stage of completion and technological uncertainties were considered by the Company and its independent appraiser in determining the present value of the future benefits to be received.

  The Company had estimated at September 30, 1998 that further expenditures of $8.5 million would be required during the succeeding 18 months to develop the XcelleNet acquired research and development into commercially viable products. Due to changes in business priorities, four projects that were originally planned to use the research and development were cancelled. Therefore, the above mentioned estimate for further expenditures was reduced in 1999 to $6.1 million and as of the end of 1999, such amount had been expended, resulting in new products which are currently being marketed.

                            STERLING COMMERCE, INC.

  The following unaudited pro forma information presents the Company's results of operations as if the XcelleNet acquisition had occurred at October 1, 1996 (in thousands, except per share data):

                                                                YEARS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                (UNAUDITED)
   Revenue.................................................. $534,173  $401,884
   Income (loss) before other income and income taxes....... $(54,682) $ 59,920
   Net income (loss)........................................ $(83,435) $ 46,258
   Income (loss) per common share:
     Basic.................................................. $  (0.89) $   0.54
                                                             ========  ========
     Diluted................................................ $  (0.89) $   0.52
                                                             ========  ========

  The Company also completed certain other acquisitions during 1998 for aggregate cash consideration of $10 million. The effect of these acquisitions was not material to the Company's results of operations for 1998. The excess cost over net assets acquired in connection with these acquisitions is being amortized in accordance with the Company's amortization policy for such costs.

 1997 Business Combinations

  In February 1997, the Company acquired for cash all of the outstanding stock of Comfirst, a Paris, France based provider of communication and file transfer software. In May 1997, the Company acquired Automated Catalogue Services L.P., a provider of electronic product catalogs and information databases delivered via CD-ROM and the Internet. The aggregate purchase price was $48.2 million, which consisted of $32.0 million in cash, 0.2 million shares of Common Stock valued at $5 million and promissory notes due January 2, 1998 (the "Notes"), in the amount of $11.2 million. The Notes were paid in full in July 1997. Both acquisitions were accounted for under the purchase method of accounting. The effect of the acquisitions were not material to the Company's results of operations for 1997.

5. PLANNED DIVESTITURE

  The Company has determined that the product lines acquired in the 1998 XcelleNet acquisition are not sufficiently strategic to its future growth plans. The Company found that the XcelleNet products are still primarily utilized for information technology systems management, and the customers and sales processes utilized are different than those for the Company's other infrastructure products. Therefore, the Company has decided to sell the XcelleNet business.

  Revenues and expenses for XcelleNet for 1999 were $61.6 million and $57.5 million, respectively. During 1998, revenues were $11.9 million and expenses were $9.7 million, excluding $114.7 million of purchased research and development costs.

  The carrying amount of the net assets of XcelleNet at September 30, 1999 was $94.1 million excluding deferred income taxes. Assets held by XcelleNet were as follows: $20.0 million of current assets, which consists primarily of accounts receivable; $48.5 million of property, plant and equipment, net and computer software, net; and $40.3 million of other assets, which primarily consists of excess costs over net assets acquired, net. Liabilities of XcelleNet at September 30, 1999, were as follows: $9.1 million primarily related to accounts payable and accrued liabilities, and $5.6 million of deferred revenue. In addition, the Company's deferred tax liabilities as of September 30, 1999 include $16.4 million relating to XcelleNet.

                            STERLING COMMERCE, INC.

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

  On February 20, 1997, David B. Shaev (the "Plaintiff") filed a derivative complaint in the Court of Chancery in the State of Delaware (the "Delaware Chancery Court") against the Company and its directors challenging the Company's initial grant of stock options to the Company's directors. On April 6, 1998, the Plaintiff filed a motion to amend the complaint to challenge the Company's grants of additional stock options to certain of the Company's directors. In his complaint, the Plaintiff alleged that the individual defendants breached their fiduciary duties and wasted corporate assets by granting themselves an excessive number of options pursuant to the Company's 1996 Stock Option Plan. The complaint sought recission and injunctive relief with respect to the stock options, as well as compensatory damages in an unspecified amount.

  On June 3, 1997, the individual defendants in the action filed a motion for summary judgement. The Delaware Chancery court denied the motion, which decision was upheld on appeal. On March 5, 1999, the parties entered into a Stipulation of Settlement which was amended as of September 1, 1999 (the "Settlement"). The Settlement provides for, among other things, the terms of certain options granted pursuant to the Company's 1996 Stock Option Plan to be reduced from ten to seven years and the Company to follow certain procedural requirements in connection with any future stock option grants to executive officers and directors of the Company. The Delaware Chancery Court approved the Settlement by order dated September 2, 1999, after notice to the Company's stockholders and a hearing.

  While any legal proceeding has elements of uncertainty, in the opinion of management, based on presently available information, the amount of any liability with respect to any existing claims, net of any applicable reserves and available insurance, will not have a material effect on the financial condition or results of operations of the Company.

                            STERLING COMMERCE, INC.

7. MARKETABLE SECURITIES

  The Company's marketable securities consist of the following (in thousands):

                                                           GROSS UNREALIZED
                                                           -------------------
                                     AGGREGATE  AMORTIZED  HOLDING    HOLDING
                                     FAIR VALUE COST BASIS  GAINS      LOSSES
                                     ---------- ---------- --------   --------
   SEPTEMBER 30, 1999
   Corporate commercial paper,
    scheduled maturities within one
    year...........................   $  9,982   $  9,982
   Government obligations,
    scheduled maturities within one
    year...........................     26,067     26,072              $      5
   Corporate debt securities,
    scheduled maturities within one
    year...........................     19,904     19,959   $     11         66
   Government obligations,
    scheduled maturities between
    one and five years.............     94,181     94,548          2        368
   Corporate debt securities,
    scheduled maturities between
    one and five years.............     50,310     50,692          2        385
                                      --------   --------   --------   --------
                                      $200,444   $201,253   $     15   $    824
                                      ========   ========   ========   ========
   SEPTEMBER 30, 1998
   Corporate commercial paper,
    scheduled maturities within one
    year...........................   $ 51,972   $ 51,972
   Government obligations,
    scheduled maturities within one
    year...........................    118,644    118,576   $     78   $     10
   Government obligations,
    scheduled maturities between
    one and five years.............     12,835     12,813         22
                                      --------   --------   --------   --------
                                      $183,451   $183,361   $    100   $     10
                                      ========   ========   ========   ========

  Government obligations are debt securities of states of the United States and political subdivisions of the states. Debt Securities whose issuers may call the debt prior to the scheduled maturity date are reflected in the above table as maturing on the earliest call date.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities consist of the following at September 30 (in thousands):

                                                                 1999    1998
                                                                ------- -------
   Trade accounts payable...................................... $23,763 $30,096
   Accrued compensation........................................  31,511  28,039
   Accrued reorganization and unusual costs....................  17,888  18,925
   Other accrued liabilities...................................  17,587  13,539
                                                                ------- -------
                                                                $90,749 $90,599
                                                                ======= =======

                            STERLING COMMERCE, INC.

9. INCOME TAXES

  The provision for income taxes is composed of the following (in thousands):

                                                     YEARS ENDED SEPTEMBER 30,
                                                    ---------------------------
                                                      1999     1998     1997
                                                    -------- -------- ---------
   Current:
     Federal....................................... $ 49,482 $ 52,917 $  41,547
     State.........................................    8,072    8,848     7,443
     Foreign.......................................    6,207      901       436
   Deferred:
     Federal.......................................    7,574      609   (13,174)
     State.........................................    2,451      872    (2,412)
                                                    -------- -------- ---------
                                                    $ 73,786 $ 64,147 $  33,840
                                                    ======== ======== =========

  The provision for income taxes differs from the income taxes computed at the federal income tax statutory rate for the following reasons (in thousands):

                                                  YEARS ENDED SEPTEMBER 30,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
   Tax expense at U.S. federal statutory rate...  $ 69,187  $  1,047  $ 31,249
   State income taxes, net of federal benefit...     6,840     6,318     3,384
   Reorganization and unusual costs.............       544    20,061
   Nondeductible goodwill and purchased research
    and development.............................     1,950    40,761
   Tax exempt interest income...................    (2,363)   (3,324)   (1,032)
   Other........................................    (2,372)     (716)      239
                                                  --------  --------  --------
                                                  $ 73,786  $ 64,147  $ 33,840
                                                  ========  ========  ========

  Income before income taxes includes foreign pretax earnings of $9.0 million, $2.5 million, and $1.0 million for 1999, 1998 and 1997, respectively.

                            STERLING COMMERCE, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability as of September 30 are as follows (in thousands):

                                                              1999      1998
                                                            --------  --------
   Deferred current income tax assets:
     Deferred revenue...................................... $    626  $    361
     Allowance for doubtful accounts.......................    3,649     3,052
     Reserves and accruals.................................    3,267     5,836
     Loss and credit carryforwards.........................              2,378
     Other.................................................    2,206
                                                            --------  --------
                                                               9,748    11,627
                                                            --------  --------
   Deferred noncurrent income tax assets:
     Deferred revenue......................................    1,330       484
     Accrued employee benefits.............................    4,169     2,454
     Other.................................................    3,137
                                                            --------  --------
                                                               8,636     2,938
                                                            --------  --------
   Deferred noncurrent income tax liabilities:
     Capitalized software costs............................  (17,199)  (14,963)
     Depreciation and amortization.........................  (29,918)  (18,310)
                                                            --------  --------
                                                             (47,117)  (33,273)
                                                            --------  --------
   Deferred noncurrent income tax liability, net...........  (38,481)  (30,335)
                                                            --------  --------
   Deferred income tax liability, net...................... $(28,733) $(18,708)
                                                            ========  ========

10. COMMITMENTS

 Lease Obligations

  The Company leases certain facilities and equipment under operating leases. Total rent expense, net of sublease income, for 1999, 1998 and 1997 was $25.1 million, $21.0 million and $17.3 million, respectively. At September 30, 1999, minimum future rental payments due under all operating leases, net of future sublease income, were as follows (in thousands):

       2000............................................................ $ 26,689
       2001............................................................   22,340
       2002............................................................   18,253
       2003............................................................   16,089
       2004............................................................   15,249
       Thereafter......................................................   57,670
                                                                        --------
                                                                        $156,290
                                                                        ========

  The above minimum future rental payments due under all operating leases includes $9.3 million which has been accrued as a component of the 1999 Reorganization and Unusual Costs (see Note 3) and will be paid in fiscal years 2000 through 2004.

  Additionally, the minimum future rental payments due under all operating leases presented above includes an operating lease for an office facility in Irving, Texas. The initial term of the lease expires October 2004,

                            STERLING COMMERCE, INC.

with two optional five-year renewal periods. At the end of each renewal period the Company is required to renew the lease (if a renewal option exists), purchase the property for its original cost or arrange for the sale of the property to a third party, with the Company remaining responsible for 85% of the original cost of the leased facility. The total original cost is expected to be $76.6 million. The Company could also be required to purchase the property if the Company is in default with respect to certain obligations or covenants contained in the lease or related agreements.

 Credit Agreement

  The Company cancelled its Revolving Credit and Term Loan Agreement on June 30, 1999.

11. STOCKHOLDER'S EQUITY

 Common Stock

  At the Company's Annual Meeting of Stockholders held on March 4, 1999, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation which increased the number of shares of common stock, par value $0.01 per share ("Common Stock"), authorized for issuance from 150 million shares to 300 million shares.

  During 1999, the Company's Board of Directors approved a stock repurchase program which authorizes the repurchase of up to 25 million shares of the Company's Common Stock. Purchases may be made in open market, negotiated or block transactions from time to time as market and business conditions warrant. As of September 30, 1999, the Company had purchased 16.8 million shares of Common Stock at an average price of $24.76 per share.

 Preferred Stock

  On March 4, 1999, pursuant to the terms of the Rights Agreement, dated as of December 18, 1996, the Board of Directors of the Company designated an additional 1.5 million shares of preferred stock, par value $0.01 per share ("Preferred Stock"), as Series A Junior Participating Preferred Stock ("Series A Junior Preferred Stock"). At September 30, 1999, 3 million shares of Series A Junior Preferred Stock were authorized to be issued. The Board of Directors of the Company is also authorized, without action by the stockholders, to issue Preferred Stock and fix for each series the number of shares, designation, dividend rights, voting rights, redemption rights and other rights.

 Rights Plan

  On December 18, 1996, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each share of Common Stock outstanding at the close of business on December 31, 1996 (the "Record Date"), pursuant to the terms of the Rights Plan. The Rights Plan also provides, subject to specified exceptions and limitations, that shares of Common Stock issued after the Record Date will be entitled to and accompanied by Rights. Pursuant to the Rights Plan, one Right to purchase 1/100th of a share of Series A Junior Preferred Stock (structured so as to be substantially the equivalent of a share of Common Stock) is attached to each issued and outstanding share of Common Stock. Subject to certain conditions, each Right entitles the holder to purchase 1/100th of a share of Series A Junior Preferred Stock at a price (the "Purchase Price") of $200 per 1/100th of a share of Series A Junior Preferred Stock (subject to adjustment).

  In general, the Rights will not become exercisable or transferable apart from the shares of Common Stock, unless a person or group of affiliated or associated persons becomes the beneficial owner of or commences a

                            STERLING COMMERCE, INC.

tender offer that would result in beneficial ownership of 15% or more of the outstanding shares of Common Stock (any such person or group of persons being referred to in the Rights Plan as an "Acquiring Person"). Thereafter, under certain circumstances each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock (or, in certain circumstances, the common stock of a company into which the Company is merged or consolidated or to which the Company sells all or substantially all of its assets) having a market value equal to two times the Purchase Price. The Rights will expire on December 31, 2006, unless earlier redeemed by the Company at a redemption price of $.01 per Right (subject to adjustment), or otherwise exchanged or amended in accordance with the terms of the Rights Plan.

 Employee Stock Purchase Plan

  In March 1998, the Company's stockholders approved the Company's Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, employees can purchase Common Stock at a specified price through payroll deductions during an offering period, currently established on a semi-annual basis. During 1999, the Company issued 0.1 million shares for $5.1 million and during 1998, the Company issued
0.1 million shares for $3.8 million. Under the ESPP, the Company can issue up to 4 million shares. At September 30, 1999, 3.8 million shares were reserved for issuance.

 Stock Options

  The Company has stock option plans that provide for the grant of options to officers, directors, employees and advisors to purchase shares of Common Stock. All option grants were made at the fair market value of the Common Stock at the date of the grant. Options granted pursuant to the plans generally become exercisable at a rate of 25% per year or become exercisable immediately or within one year from the date of grant. Options granted pursuant to the plans generally expire five or ten years from the date of grant. At September 30, 1999, 9.0 million shares were reserved for future grants of options under the stock option plans.

  Stock option transactions are summarized below for the three years ended September 30, 1999:

                                1999               1998               1997
                          ------------------ ------------------ ------------------
                                   WEIGHTED-          WEIGHTED-          WEIGHTED-
                                    AVERAGE            AVERAGE            AVERAGE
                          SHARES   EXERCISE  SHARES   EXERCISE  SHARES   EXERCISE
                          (000'S)    PRICE   (000'S)    PRICE   (000'S)    PRICE
                          -------  --------- -------  --------- -------  ---------
Outstanding at beginning
 of year................. 17,479      $26    17,727      $26    12,252      $24
  Granted................  3,061      $30     1,241      $44     5,640      $27
  Options issued for
   XcelleNet
   acquisition...........                     1,287      $25
  Exercised.............. (2,079)     $24    (2,349)     $24       (75)     $24
  Canceled...............   (709)     $35      (427)     $33       (90)     $26
                          ------             ------             ------
Outstanding at end of
 year.................... 17,752      $27    17,479      $26    17,727      $26
                          ======             ======             ======
Options exercisable at
 year end................ 11,698      $25    11,672      $24     1,000      $24
                          ======             ======             ======

                            STERLING COMMERCE, INC.

  The following table summarizes information about stock options outstanding at September 30, 1999:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                         ------------------------------------------- --------------------------
                                         WEIGHTED
                           NUMBER        AVERAGE         WEIGHTED      NUMBER       WEIGHTED
RANGE OF                 OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
EXERCISE PRICES            (000'S)   CONTRACTUAL LIFE EXERCISE PRICE   (000'S)   EXERCISE PRICE
---------------          ----------- ---------------- -------------- ----------- --------------
$1 to $23...............      732          6.2             $18             40         $14
$24.....................    8,764          5.8             $24          7,753         $24
$25 to $27..............    4,116          6.9             $26          3,117         $26
$28 to $48..............    4,140          4.4             $35            788         $36
                           ------                                      ------
                           17,752          5.8             $27         11,698         $25
                           ======                                      ======

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires disclosure of pro forma net earnings and net earnings per common share information computed as if the Company had accounted for its employee stock options and ESPP under the fair value method as set forth in FAS 123.

  The fair value of the Company's employee stock options and ESPP was estimated using a Black-Scholes option pricing model using the following weighted-average assumptions for 1999, 1998 and 1997, respectively:

                                           OPTIONS                  ESPP
                                  ---------------------------  ----------------
                                    1999      1998     1997    1999  1998  1997
                                  ---------  -------  -------  ----  ----  ----
   Expected life (in years)...... 1.43-4.43  2.0-5.0  2.0-5.0   0.5   0.5  N/A
   Expected volatility...........      38.7%    40.5%    36.8% 44.1% 40.5% N/A
   Risk free interest rate.......       5.0%     5.6%     6.1%  4.7%  5.4% N/A

  No dividend payments have been assumed in estimating the fair value of the options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share information):

                                                      1999     1998     1997
                                                    -------- --------  -------
   Net income (loss):
     As reported................................... $123,889 $(61,156) $55,444
     Pro forma..................................... $102,584 $(86,426) $10,570
   Basic income (loss) per common share:
     As reported................................... $   1.34 $  (0.67) $  0.66
     Pro forma..................................... $   1.11 $  (0.95) $  0.12
   Diluted income (loss) per common share:
     As reported................................... $   1.31 $  (0.67) $  0.64
     Pro forma..................................... $   1.08 $  (0.95) $  0.12
   Weighted-average fair value of options granted
    during the year:
     Stock options................................. $   9.51 $  15.28  $  8.45
     ESPP.......................................... $  11.26 $  10.60

12. DEFINED CONTRIBUTION PLAN

  The Company maintains a plan (the "Plan") that provides retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code for all full-time employees and for part-time employees that have

                            STERLING COMMERCE, INC.

completed a specified term of service. Pursuant to the Plan, eligible participants may elect to contribute a percentage of their annual gross compensation and the Company contributes additional amounts. A portion of the Plan consisting of the Company's contribution has been designated as an employee stock ownership plan. One half of the Company's contributions are invested in Common Stock. Company contributions charged to expense during 1999, 1998 and 1997 were $2.7 million $2.5 million and $2.0 million, respectively.

 Change-in-Control and Severance Agreements

  As of September 30, 1999, the Company had change-in-control agreements with 29 current or former officers that grant the right to receive payments based on the individual's respective cash compensation and benefits in the event a change in control (as defined in such change-in-control agreements) of the Company occurs and a covered officer's employment is terminated. In addition, the Company has entered into a consulting agreement with its chairman that grants similar rights as the change-in-control agreements described above. The change-in-control agreements further provide that the Company will make certain payments to the individual to compensate such individual for the economic effect of the individual's liability to pay excise taxes to the extent such payments received by such individual, pursuant to the change-in-control agreements, stock option agreements or otherwise, are considered contingent on a change in ownership or control under Section 280G of the Internal Revenue Code (a "Tax Payment"). Based on certain assumptions, at September 30, 1999, the maximum liability for cash compensation, benefits and Tax Payments under these agreements was estimated to be $35.6 million. The actual liability, if any, under these agreements will depend on a number of factors, including the level of compensation and benefits being received by the covered individuals prior to a change in control and the price at which any change-in-control transaction occurs.

  As of September 30, 1999, the Company had entered into severance agreements with 24 executive and other officers of the Company providing for payments based on the individual officer's cash compensation and benefits. In addition, the Company has entered into a consulting agreement with its chairman that provides for annual base compensation plus agreed-upon bonuses. At September 30, 1999, the maximum estimated liability for future compensation including bonuses and benefits under these agreements was estimated to be $26.0 million.

13. BUSINESS SEGMENTS

  On October 1, 1998, the Company adopted Statement of Financial Accounting Standards, No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

  The Company has identified its Chief Executive Officer as the chief operating decision maker ("CODM"). The CODM evaluates the business segments' performance and allocates resources based upon the segments' revenues from external customers, intersegment revenues and income before taxes. The accounting policies followed by the business segments are the same as those followed by the Company which are described in Note 2. Intersegment transactions are accounted for at the current market rate charged to external customers.

  The Company's four reportable business segments are COMMERCE, GENTRAN, CONNECT and Managed Services. The business segments are organized based upon products sold and services provided. These business segments are individually managed. Each business segment offers a distinct family of products and/or services to E-Business communities worldwide. Although each business segment offers a distinct family of products and/or services, a business segment may sell another business segment's products and services.

                            STERLING COMMERCE, INC.

  COMMERCE markets and sells the Company's E-Community Management offerings. E-Community Management offerings are services to build, manage and service integrated business partner communities for Global 5000 and other companies. GENTRAN is responsible for E-Business Process Integration ("BPI"). BPI is software products and related services that facilitate end-to-end integration of business processes within and among enterprises and organizations. CONNECT offers the Company's E-Business Communications Infrastructure ("EBCI") products and services. The Company's EBCI products and services focus specifically on the complexities of managing data delivery within and between enterprises and organizations. Managed Services provides E-Sourcing which consists of consulting, implementation, education and outsourcing services in support of the Company's other business segments. These services are marketed along with products and services provided by the Company's other E-Business integration solutions offered by the above mentioned business segments.

  The reportable business segment information is presented below (in thousands).

                                                     MANAGED
          1999           COMMERCE  GENTRAN  CONNECT  SERVICES OTHER (1)  CONSOLIDATED
          ----           --------  -------  -------- -------- ---------  ------------
Revenues from external
 customers.............. $213,732  $77,290  $199,974 $54,182  $  77,894    $623,072
Revenues from
 intersegment
 transactions...........             8,407               272     (8,679)
Depreciation and
 amortization...........   18,293    7,769    12,764     490     17,639      56,955
Interest income
 (expense), net (2).....       (1)       4       170             22,893      23,066
Income (loss) before
 income taxes (3).......   90,955   13,963    79,395  16,420     (3,058)    197,675
Assets..................  320,346  127,591   306,128  23,797      2,869     780,731
Capital expenditures....   29,291   12,321    20,527     770     21,465      84,374
          1998
          ----
Revenues from external
 customers.............. $186,311  $70,078  $170,792 $35,218  $  27,903    $490,302
Revenues from
 intersegment
 transactions...........             6,289                       (6,289)
Depreciation and
 amortization...........   19,286    7,452    10,895     423      2,662      40,718
Interest income
 (expense), net (2).....      (19)      (7)      281             25,214      25,469
Income (loss) before
 income taxes (3).......   75,876   22,251    61,610   8,980   (165,726)      2,991
Assets..................  248,529  106,537   226,351  11,886    373,701     967,004
Capital expenditures....   28,126    9,479    25,758   1,057      3,498      67,918
          1997
          ----
Revenues from external
 customers.............. $153,917  $52,424  $112,896 $18,698  $  12,662    $350,597
Revenues from
 intersegment
 transactions...........        3    4,331                       (4,334)
Depreciation and
 amortization...........   14,338    6,688     7,885     310        993      30,214
Interest income
 (expense), net (2).....      (83)     (15)      154             16,900      16,956
Income (loss) before
 taxes income (3).......   58,085   18,851    48,832   3,426    (39,910)     89,284
Assets..................  172,748   74,922   154,358   4,773    341,765     748,566
Capital expenditures....   18,182    8,750    15,620     557      2,894      46,003

--------
(1) Other is primarily comprised of corporate items which are not allocated to business segments (see 3 below), elimination of intersegment transactions and business segments which are not separately reported.
(2) Interest expense was not significant for any period presented.
(3) Income (loss) before taxes in the other column, includes for 1998 and 1997, purchased research and development charges of $116.5 million and $31.9 million, respectively, and for 1999, 1998 and 1997, includes reorganization and unusual costs of $20.1 million, $67.4 million and $15.8 million, respectively (see Notes 3 and 4).

                            STERLING COMMERCE, INC.

  The Company operates on a worldwide basis and attributes its revenues on the basis of its customers' location. Long-lived assets are comprised of property and equipment, net and computer software, net. The table presented below displays the Company's major geographic data (in thousands):

                                    REVENUE FROM EXTERNAL CUSTOMERS
                        -------------------------------------------------------
                                 CANADA
                         UNITED  & LATIN          ASIA
                         STATES  AMERICA EUROPE  PACIFIC OTHER (1) CONSOLIDATED
                        -------- ------- ------- ------- --------- ------------
   1999................ $491,463 $32,686 $85,512 $22,556  $(9,145)   $623,072
   1998................  395,199  27,737  63,884   9,714   (6,232)    490,302
   1997................  308,697  13,430  28,168   4,628   (4,326)    350,597

                                           LONG-LIVED ASSETS
                        -------------------------------------------------------
                                 CANADA
                         UNITED  & LATIN          ASIA
                         STATES  AMERICA EUROPE  PACIFIC OTHER (2) CONSOLIDATED
                        -------- ------- ------- ------- --------- ------------
   1999................ $158,468 $1,089  $14,591 $3,432   $13,710    $191,290
   1998................  146,455    610   13,630  2,000     5,249     167,944
   1997................  103,736    761    2,660    289       440     107,886

--------
(1) Elimination of intersegment accounts.
(2) Corporate items which are not allocated to a segment.

                            STERLING COMMERCE, INC.

14. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

  The Company's consolidated operating results for each quarter during 1999 and 1998 are summarized as follows (in thousands, except per share information):

                                               THREE MONTHS ENDED
                                  ---------------------------------------------
                                  DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30,
                                  ------------ --------- -------- -------------
Year ended September 30, 1999:
  Revenues.......................   $140,778   $152,616  $152,191   $177,487
  Costs of sales.................     29,292     32,641    33,327     34,035
  Product development and
   enhancement expenses..........      9,220      9,597     8,781     10,859
  Selling, general and
   administrative expenses.......     58,204     61,235    62,330     78,905
  Income before other income and
   income taxes (1)..............     44,062     49,143    50,203     31,138
  Net income.....................     31,933     35,173    36,957     19,826
  Income per common share:
    Basic........................   $   0.34   $   0.37  $   0.39   $   0.23
    Diluted......................       0.33       0.36      0.38       0.23
Year ended September 30, 1998:
  Revenues.......................   $106,283   $111,076  $122,095   $150,848
  Costs of sales.................     20,462     24,030    24,099     27,570
  Product development and
   enhancement expenses..........      7,648      6,392     7,343      8,334
  Selling, general and
   administrative expenses.......     45,577     44,789    47,666     63,657
  Income (loss) before other
   income and income taxes (2)...     32,596     35,865    42,987   (132,609)
  Net income (loss)..............     24,200     26,978    31,226   (143,560)
  Income (loss) per common share:
    Basic........................   $   0.27   $   0.30  $   0.34   $  (1.53)
    Diluted......................       0.26       0.29      0.33      (1.53)

--------
(1) Includes $5.5 million and $0.5 million of reorganization and unusual costs reversed during the quarters ended June 30, 1999 and September 30, 1999, respectively, and $3.0 million and $23.1 million of reorganization and unusual costs charged to expense during the quarters ended June 30, 1999 and September 30, 1999, respectively (see Notes 3 and 4).
(2) Includes $116.4 million of purchased research and development and $67.4 million of reorganization and unusual costs charged to expense in the quarter ended September 30, 1998 (see Notes 3 and 4).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item 10 concerning the directors of the Company will be set forth in the Proxy Statement to be provided to stockholders in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement"), under the heading "Election of Directors," which information is incorporated herein by reference. Information concerning compliance with
Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such Section will be set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Part I of this report, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this Item 11 concerning executive compensation will be set forth in the Proxy Statement under the headings "Management Compensation" and "Election of Directors," which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption "Management Compensation--Report of the Executive and Option Committees on Executive Compensation" and "Stock Performance Chart" is not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item 13 concerning certain relationships and related transactions will be set forth in the Proxy Statement under the headings "Management Compensation--Executive and Stock Option Committee Interlocks and Insider Participation" and "Certain Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Annual Report on Form 10-K.

  1. Consolidated Financial Statements:

  See Index to Consolidated Financial Statements at Item 8.

  2. Consolidated Financial Statement Schedules:

  Schedule II--Valuation and Qualifying Accounts for the Years Ended September 30, 1999, 1998 and 1997

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  3. Exhibits

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  3.1    Fourth Amended and Restated Certificate of Incorporation of the
          Company(1)
  3.2    Amended and Restated Bylaws of the Company(14)
  4.1    Rights Agreement dated December 18, 1996 by and between the Company and The First National Bank of Boston, as Rights Agent(3)
 10.1.1  International Marketing Agreement dated March 4, 1996 between Sterling
          Commerce International, Inc. and Sterling Software International,
          Inc.(4)
 10.1.2  Amendment No. 1 to the International Distributor Agreement dated as of
          January 31, 1997 between Sterling Commerce B.V. and Sterling Software
          International, Inc. (a.k.a. the International Marketing Agreement)(5)
 10.2    Termination Agreement dated June 30, 1997 between Sterling Commerce
          B.V. and Sterling Software International, Inc.(6)
 10.3    Tax Allocation Agreement dated March 4, 1996 between the Company and
          Sterling Software(7)
 10.4    Indemnification Agreement dated March 4, 1996 between the Company and
          Sterling Software(4)
 10.5    Agreement dated as of September 19, 1996 by the Company for the benefit of Sterling Software(8)
 10.6.1  Form of Indemnification Agreement between the Company and each of its officers and directors(7), (9)
 10.6.2  Form of Amendment to Indemnification Agreement between the Company and each of its officers and directors(2), (9)
 10.7    Form of Director Agreement dated as of January 27, 1997 between the
          Company and each of Sam Wyly and Charles J. Wyly, Jr.(5), (9)
 10.8.1  Agreement dated May 31, 1998 between the Company and Sterling L.
          Williams(9), (13)
 10.8.2  Amendment dated September 1, 1999 to Agreement dated May 31, 1998 between the Company and Sterling L. Williams(2), (9)
 10.9.1  Form of Change-in-Control Severance Agreement between the Company and each of Warner C. Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R.
          Perkins, Steven P. Shiflet and certain other executive officers of the Company(4), (9)
 10.9.2  Form of Amendment to Change-in-Control Severance Agreement between the
          Company and each of Warner C. Blow, J. Brad Sharp, Paul L.H. Olson,
          Stephen R. Perkins, Steven P. Shiflet and certain other executive officers of the Company(2), (9)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.10.1 Form of Severance Agreement between the Company and each of Warner C.
          Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R. Perkins, Steven P.
          Shiflet and certain other executive officers of the Company(4), (9)
 10.10.2 Form of Amendment to Severance Agreement between the Company and each of Warner C. Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R.
          Perkins, Steven P. Shiflet and certain other executive officers of the Company(2), (9)
 10.11   Supplemental Executive Retirement Plan(9), (10)
 10.12   Sterling Commerce, Inc. Amended and Restated 1996 Stock Option
          Plan(9), (11)
 10.13.1 Sterling Commerce, Inc. Deferred Compensation Plan(9), (12)
 10.13.2 First Amendment to Sterling Commerce, Inc. Deferred Compensation Plan
          dated as of October 30, 1997(9), (10)
 10.13.3 Second Amendment to Sterling Commerce, Inc. Deferred Compensation Plan
          dated as of June 1, 1998(9), (13)
 10.14.1 Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First National Bank of Boston, as agent, and Bank One, Texas, National Association(8)
 10.14.2 Amendment and Modification Agreement to the Revolving Credit and Term
          Loan Agreement among the Company and The First National Bank of
          Boston, as agent, and Bank One, Texas, National Association(11)
 10.15   Master Agreement, dated as of February 26, 1998, among Sterling
          Commerce, Inc., Atlantic Financial Group Ltd., the financial institutions party thereto, BankBoston, N.A. and SunTrust Bank,
          Atlanta and related agreements(2)
 21.1    Subsidiaries of the Company(2)
 23.1    Consent of Ernst & Young LLP(2)
 27.1    Financial Data Schedule(2)

--------
 (1) Previously filed as an exhibit to the Company's Registration Statement No. 333-74345 and incorporated herein by reference.

 (2) Filed herewith.

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

 (7) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1996 and incorporated herein by reference.

 (9) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.

(10) Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Registration Statement No. 333-37523 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Annual Report on form 10-K for the fiscal year ended September 30, 1998.

(14) Previously filed as an exhibit to the Current Report on Form 8-K dated November 15, 1999 and incorporated by reference herein.

  (b) Reports on Form 8-K.

  On July 22, 1999 the Company filed a Current Report on Form 8-K dated July 22, 1999 which included information under Item 5 (Other Events).

  On August 16, 1999 the Company filed a Current Report on Form 8-K dated August 16, 1999 which included information under Item 5 (Other Events).

  On September 2, 1999 the Company filed a Current Report on Form 8-K dated September 2, 1999 which included information under Item 5 (Other Events).

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

                                          STERLING COMMERCE, INC.


                                                   /s/ Warner C. Blow
                                          By: _________________________________
                                                       Warner C. Blow
                                                  Chief Executive Officer

Date: December 21, 1999

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


    /s/ Sterling L. Williams         Chairman of the Board and      December 21, 1999
____________________________________  Director
        Sterling L. Williams

       /s/ Warner C. Blow            Chief Executive Officer and    December 21, 1999
____________________________________  Director
           Warner C. Blow             (Principal Executive
                                      Officer)

    /s/ Charles J. Wyly, Jr.         Director                       December 21, 1999
____________________________________
        Charles J. Wyly, Jr.

          /s/ Sam Wyly               Director                       December 21, 1999
____________________________________
              Sam Wyly
        /s/ Evan A. Wyly             Director                       December 21, 1999
____________________________________
            Evan A. Wyly

       /s/ Honor R. Hill             Director                       December 21, 1999
____________________________________
           Honor R. Hill


       /s/ Robert E. Cook            Director                       December 21, 1999
____________________________________
           Robert E. Cook

     /s/ Steven P. Shiflet           Senior Vice President and      December 21, 1999
____________________________________  Chief Financial Officer
         Steven P. Shiflet            (Principal Financial and
                                      Accounting Officer)

                                  SCHEDULE II

                            STERLING COMMERCE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                         BALANCE AT               CHARGED TO
                         BEGINNING  ADDITION FROM COSTS AND                BALANCE AT END
                         OF PERIOD   ACQUISITION   EXPENSES  DEDUCTIONS      OF PERIOD
                         ---------- ------------- ---------- ----------    --------------
Allowance for Doubtful
 Accounts:
  1999..................  $10,331                  $11,302    $(6,468)(1)     $15,165
  1998..................    4,789      $2,096        6,013     (2,567)(2)      10,331
  1997..................    2,416                    3,567     (1,194)(2)       4,789

--------
(1) Includes $5.1 million for accounts written off and $1.4 million as an adjustment to the excess costs over net assets acquired related to the XcelleNet acquisition.
(2) Accounts written off.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  3.1    Fourth Amended and Restated Certificate of Incorporation of the
          Company(1)
  3.2    Amended and Restated Bylaws of the Company(14)
  4.1    Rights Agreement dated December 18, 1996 by and between the Company and The First National Bank of Boston, as Rights Agent(3)
 10.1.1  International Marketing Agreement dated March 4, 1996 between Sterling
          Commerce International, Inc. and Sterling Software International,
          Inc.(4)
 10.1.2  Amendment No. 1 to the International Distributor Agreement dated as of
          January 31, 1997 between Sterling Commerce B.V. and Sterling Software
          International, Inc. (a.k.a. the International Marketing Agreement)(5)
 10.2    Termination Agreement dated June 30, 1997 between Sterling Commerce
          B.V. and Sterling Software International, Inc.(6)
 10.3    Tax Allocation Agreement dated March 4, 1996 between the Company and
          Sterling Software(7)
 10.4    Indemnification Agreement dated March 4, 1996 between the Company and
          Sterling Software(4)
 10.5    Agreement dated as of September 19, 1996 by the Company for the benefit of Sterling Software(8)
 10.6.1  Form of Indemnification Agreement between the Company and each of its officers and directors(7), (9)
 10.6.2  Form of Amendment to Indemnification Agreement between the Company and each of its officers and directors(2), (9)
 10.7    Form of Director Agreement dated as of January 27, 1997 between the
          Company and each of Sam Wyly and Charles J. Wyly, Jr.(5), (9)
 10.8.1  Agreement dated May 31, 1998 between the Company and Sterling L.
          Williams(9), (13)
 10.8.2  Amendment dated September 1, 1999 to Agreement dated May 31, 1998 between the Company and Sterling L. Williams(2), (9)
 10.9.1  Form of Change-in-Control Severance Agreement between the Company and each of Warner C. Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R.
          Perkins, Steven P. Shiflet and certain other executive officers of the Company(4), (9)
 10.9.2  Form of Amendment to Change-in-Control Severance Agreement between the
          Company and each of Warner C. Blow, J. Brad Sharp, Paul L.H. Olson,
          Stephen R. Perkins, Steven P. Shiflet and certain other executive officers of the Company(2), (9)
 10.10.1 Form of Severance Agreement between the Company and each of Warner C.
          Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R. Perkins, Steven P.
          Shiflet and certain other executive officers of the Company(4), (9)
 10.10.2 Form of Amendment to Severance Agreement between the Company and each of Warner C. Blow, J. Brad Sharp, Paul L.H. Olson, Stephen R.
          Perkins, Steven P. Shiflet and certain other executive officers of the Company(2), (9)
 10.11   Supplemental Executive Retirement Plan(9), (10)
 10.12   Sterling Commerce, Inc. Amended and Restated 1996 Stock Option
          Plan(9), (11)
 10.13.1 Sterling Commerce, Inc. Deferred Compensation Plan(9), (12)
 10.13.2 First Amendment to Sterling Commerce, Inc. Deferred Compensation Plan
          dated as of October 30, 1997(9), (10)
 10.13.3 Second Amendment to Sterling Commerce, Inc. Deferred Compensation Plan
          dated as of June 1, 1998(9), (13)

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
 10.14.1 Revolving Credit and Term Loan Agreement dated as of October 1, 1996 among the Company and The First National Bank of Boston, as agent, and Bank One, Texas, National Association(8)
 10.14.2 Amendment and Modification Agreement to the Revolving Credit and Term
          Loan Agreement among the Company and The First National Bank of
          Boston, as agent, and Bank One, Texas, National Association(11)
 10.15   Master Agreement, dated as of February 26, 1998, among Sterling
          Commerce, Inc., Atlantic Financial Group Ltd., the financial institutions party thereto, BankBoston, N.A. and SunTrust Bank,
          Atlanta and related agreements(2)
 21.1    Subsidiaries of the Company(2)
 23.1    Consent of Ernst & Young LLP(2)
 27.1    Financial Data Schedule(2)

--------
 (1) Previously filed as an exhibit to the Company's Registration Statement No. 333-74345 and incorporated herein by reference.

 (2) Filed herewith.

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

 (7) Previously filed as an exhibit to the Company's Registration Statement No. 33-80595 and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 1996 and incorporated herein by reference.

 (9) Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of the form.

(10) Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Registration Statement No. 333-37523 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Annual Report on form 10-K for the fiscal year ended September 30, 1998.

(14) Previously filed as an exhibit to the Current Report on Form 8-K dated November 15, 1999 and incorporated by reference herein.