Form 10-K/A
period 1999-09-30
STERLING COMMERCE INC
filed 2000-01-31
CIK 1005291

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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
                                        (I.R.S. Employer Identification No.)
     (State or other jurisdiction
   ofincorporation or organization)

              300 Crescent Court, Suite 1200, Dallas, Texas 75201
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (214) 981-1100

                Registrant's web page: www.sterlingcommerce.com

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class              Name of Each Exchange on Which
     Common Stock, $0.01 Par Value                   Registered
  Rights to Purchase Series A Junior           New York Stock Exchange
 Participating Preferred Stock, $0.01          New York Stock Exchange
               Par Value

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of December 31, 1999, 79,982,697 shares of the Registrant's Common Stock were outstanding.

  The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $2,711,489,450 based on the $34 closing sales price of the Registrant's Common Stock on the New York Stock Exchange on December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                            STERLING COMMERCE, INC.

                                  FORM 10-K/A

                                AMENDMENT NO. 1

  The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended September 30, 1999 as set forth in the pages attached hereto:

  Item 10. Directors and Executive Officers of the Registrant.

  Item 11. Executive Compensation.

  Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Item 13. Certain Relationships and Related Transactions.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The name, age and position of each executive officer of Sterling Commerce, Inc. (the "Company") is set forth under the heading "Executive Officers" in
Part I of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

Board of Directors

  The Company's Certificate of Incorporation provides for a board of directors (the "Board") divided into three classes, as nearly equal in number as possible, with the term of office of one class expiring each year at the Company's annual meeting of stockholders. Each class of directors is elected for a term of three years, except in the case of elections to fill vacancies or newly created directorships.

  The Class A directors, whose terms will expire at the annual meeting of stockholders in 2000, are as follows:

  Honor R. Hill, age 58. Mrs. Hill has served as a director of the Company since March 1996. She has been a listed Christian Science practitioner since 1986 and a Christian Science lecturer since 1994. Mrs. Hill, who has an honors degree in English from the University of Calgary in Alberta, served on the Board of Trustees of the Christian Science Publishing Society, the publications of which include the Christian Science Monitor, during its 1993-1994 term. Mrs. Hill is a member of the Audit Committee and the Special Stock Option Committee of the Board of Directors of Sterling Commerce.

  Evan A. Wyly, age 38. Mr. Wyly has served as a director of the Company since December 1995. He has been a Managing Partner of Maverick Capital, Ltd., an investment fund management company, since 1991. In 1988 Mr. Wyly founded Premier Partners Incorporated, a private investment firm, and served as its President prior to joining Maverick Capital, Ltd. Mr. Wyly also currently serves as a director of Sterling Software, Inc. ("Sterling Software") and as a director of Michaels Stores Inc., a specialty retailer ("Michaels Stores").

  The current Class B directors of the Company, whose terms will expire at the Company's annual meeting of stockholders in 2001, are as follows:

  Warner C. Blow, age 62. Mr. Blow has served as Chief Executive Officer and a director of the Company since October 1996. From December 1995 until October 1999, Mr. Blow also served as President of the Company and, from December 1995 until October 1996, Chief Operating Officer of the Company. Prior to December 1995, Mr. Blow served as President of Sterling Software's Electronic Commerce Group (the predecessor of the Company) from July 1993 and as an Executive Vice President of Sterling Software from October 1989.

  Robert E. Cook, age 58. Mr. Cook has served as a director of the Company since March 1996. Prior to July 1993, Mr. Cook served as a Chairman and a director of Systems Center, Inc., a computer software company that was acquired by Sterling Software in July 1993. Mr. Cook currently also serves as a director of Web Methods, Inc., a provider of Internet-oriented products. Mr. Cook served as Chairman of the Board of ROADSHOW International, Inc., a privately held provider of computer-based routing solutions for private fleet operations, until October 1997, when it was sold. Mr. Cook is also an officer of Pitchfork Development, Inc., a privately held, Utah-based, real estate development company. Mr. Cook is a managing director of Royal Wulff Ventures, LLP, a venture capital company. Mr. Cook is the Chairman of the Audit Committee and a member of the Special Stock Option Committee of the Board.

  Charles J. Wyly, Jr., age 66. Mr. Wyly has served as a director of the Company since December 1995. Mr. Wyly co-founded Sterling Software in 1981 and since such time has served as a director, and as Vice Chairman of Sterling Software since 1984. He served as an officer and director of University Computing Company, a computer software and services company, from 1964 to 1975, including President from 1969 to 1973. Mr. Wyly and his brother, Sam Wyly, also a director of the Company, founded Earth Resources Company, an oil refining and silver mining company, and Charles J. Wyly, Jr. served as its Chairman of the Board from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse chain from 1967 to 1989. Mr. Wyly currently serves as Vice Chairman of Michaels Stores and as a director of Scottish Annuity Life & Holdings, Ltd, a variable life insurance and reinsurance company. Mr. Wyly is a member of the Executive Committee, the 1996 Stock Option Committee and the 1999 Stock Option Committee of the Board.

  The current Class C directors of the Company, whose terms will expire at the Company's annual meeting of stockholders in 2002, are as follows:

  Sterling L. Williams, age 56. Mr. Williams has served as Chairman of the Board of the Company since December 1995 and served as Chief Executive Officer of the Company from December 1995 until October 1996. Mr. Williams co-founded Sterling Software in 1981, and since such time has served as President, Chief Executive Officer and a director of Sterling Software. Mr. Williams is a member of the Executive Committee, the 1996 Stock Option Committee and the 1999 Stock Option Committee of the Board.

  Sam Wyly, age 65. Mr. Wyly has served as a director of the Company since December 1995. He also serves as Chairman of the Executive and 1996 and 1999 Stock Option Committees of the Board. Mr. Wyly co-founded Sterling Software in 1981 and since such time has served as Chairman of the Board of Sterling Software. Companies founded by Mr. Wyly were among the forerunners of the computer software and electronic commerce industries and the Internet. In 1963, he founded University Computing Company, which became one of the largest computer service and software companies. His data transmission company, Datran, Inc., was one of the pioneering telecommunications ventures that broke up the telephone monopoly. Mr. Wyly currently serves as Chairman of the Board of Sterling Software, Chairman of the Board of Michaels Stores and Chairman of the Board of Scottish Annuity and Life Holdings, Ltd., and is Founding Partner of the General Partner of Maverick Capital, Ltd. Mr. Wyly is the father of Evan Wyly, also a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE") initial reports of ownership and reports of changes in ownership of the Common Stock and all other equity securities of the Company beneficially owned by them. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.

  To the Company's knowledge, based solely on review of copies of such reports furnished to the Company or written representations from certain reporting persons, during the fiscal year ended September 30, 1999, all Section 16(a) filing requirements applicable to the directors, executive officers and greater than 10% stockholders were complied with by such persons, except as noted below. A report on Form 4 was filed on behalf of Sam Wyly on December 10, 1999 disclosing the previously unreported purchase of Common Stock by his spouse. A report on Form 4 was filed on behalf of Sterling L. Williams on January 7, 2000 disclosing the previously unreported sale of Common Stock by his spouse. The subject shares were acquired by his spouse prior to their marriage and Mr. Williams disclaimed beneficial ownership of such securities held and sold by his spouse.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

  The following table sets forth certain information regarding compensation paid or accrued for services rendered to the Company and its subsidiaries during each of the Company's last three fiscal years to (i) the Chief Executive Officer and (ii) each of the Company's four other most highly compensated executive officers based on salary and bonus earned during the Company's fiscal year ended September 30, 1999 (collectively (i) and (ii), the "Named Executive Officers").

                                                                    Long-Term
                                                                   Compensation
                                   Annual Compensation                Awards
                         ----------------------------------------   Securities
   Name and Principal    Fiscal                     Other Annual    Underlying   All Other
        Position          Year   Salary  Bonus(1)  Compensation(2)  Options(3)  Compensation
   ------------------    ------ -------- --------  --------------  ------------ ------------
Warner C. Blow..........  1999  $700,000 $300,000     $265,693(4)           0     $13,838(5)
 Chief Executive Officer  1998   662,500  300,000      154,117(6)           0      12,522(7)
                          1997   550,000  250,000      158,483(8)   1,000,000      14,382
J. Brad Sharp...........  1999   366,000  167,000       17,985(10)          0       6,191(11)
 President and Chief
  Operating Officer(9)    1998   244,000  147,994        4,255(10)          0       6,191(11)
                          1997   228,000  112,143        3,598(10)    215,000       5,396
Paul L. H. Olson........  1999   292,000  149,605       20,615(10)          0       7,300(12)
 Executive Vice
  President and           1998   283,000   88,996       16,541(10)          0       7,876(13)
 President, Commerce
  Services Group          1997   260,000  141,423        9,312(10)    200,000       6,130
Stephen R. Perkins......  1999   284,000  104,300        9,926(10)          0       6,258(14)
 Executive Vice
  President and           1998   255,000   71,603        4,909(10)          0       6,939(15)
 President,
  Communications          1997   228,000  131,701        7,904(10)    195,000       6,516
 Software Group
Steven P. Shiflet.......  1999   252,600   59,650       14,235(10)          0       7,422(16)
 Senior Vice President
  and                     1998   237,000   66,000            0              0       4,800(17)
 Chief Financial Officer  1997   214,000   71,560            0        105,000       4,500

--------
 (1) Reflects bonus earned during the fiscal year. In some instances, the payment of all or a portion of salary or bonus was deferred by the Named Executive Officer to a subsequent year.
 (2) Excludes perquisites and other personal benefits if the aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.
 (3) The Company has not granted stock appreciation rights.
 (4) Includes a $96,213 payment for reimbursement of taxes.
 (5) Includes $4,800 in contributions to the Sterling Commerce, Inc. Savings and Security Plan (the "Savings Plan") and $9,038 in respect of premiums on a life insurance policy for Mr. Blow's benefit.
 (6) Includes an $85,845 payment for reimbursement of taxes.
 (7) Includes $4,800 in contributions to the Savings Plan and $7,722 in respect of premiums on a life insurance policy for Mr. Blow's benefit.
 (8) Includes $43,145 in incentive travel and a $63,673 payment for reimbursement of taxes.
 (9) Mr. Sharp was elected President of the Company in October 1999. Additionally, Mr. Sharp has served as Chief Operating Officer of the Company since October 1998. Prior to October 1998, Mr. Sharp served as Executive Vice President of the Company and President of the Company's Interchange Software Group.
(10) Consists of payments for reimbursement of taxes.
(11) Includes $4,800 in contributions to the Savings Plan and $1,391 in respect of premiums on a life insurance policy for Mr. Sharp's benefit.
(12) Includes $4,800 in contributions to the Savings Plan and $2,500 in respect of premiums on a life insurance policy for Mr. Olson's benefit.
(13) Includes $4,800 in contributions to the Savings Plan and $3,076 in respect of premiums on a life insurance policy for Mr. Olson's benefit.
(14) Includes $4,800 in contributions to the Savings Plan and $1,458 in respect of premiums on a life insurance policy for Mr. Perkins' benefit.
(15) Includes $4,800 in contributions to the Savings Plan and $2,139 in respect of premiums on a life insurance policy for Mr. Perkins' benefit.
(16) Includes $4,800 in contributions to the Savings Plan and $2,622 in respect of premiums on a life insurance policy for Mr. Shiflet's benefit.
(17) Contributions to the Savings Plan.

Option Grants in Fiscal 1999

  The following table provides information related to options to purchase Common Stock granted by the Company to the Named Executive Officers during fiscal 1999.

                                                                          Potential Realizable
                                                                            Value at Assumed
                                                                          Annual Rates of Stock
                                                                           Price Appreciation
                                       Individual Grants(1)                for Option Term(4)
                         ------------------------------------------------ ---------------------
                         Number of  Percentage of
                         Securities Total Options Exercise
                         Underlying  Granted to    Price
                          Options   Employees in    Per      Expiration
Name                     Granted(2)  Fiscal 1999  Share(3)      Date          5%        10%
----                     ---------- ------------- -------- -------------- ---------- ----------
J. Brad Sharp...........  500,000       10.5%      $34.88   Oct. 28, 2005 $4,236,877 $9,913,546
J. Brad Sharp...........  200,000        4.2        18.81  Sept. 29, 2006  1,576,187  3,630,946
Stephen R. Perkins......   50,000        1.0        34.88   Oct. 28, 2003    423,688    991,355

--------
(1) The agreements underlying such options provide that the options vest 25% each year on the anniversary of the grant date. All such options have a seven-year term and are transferable by the option holder.
(2) The Company has not granted stock appreciation rights.
(3) The Option Agreements provide that the option exercise price may be paid in cash, in shares of Common Stock owned by the Named Executive Officer or in a combination of the foregoing. The exercise price was equal to the fair market value of the Common Stock on the date of grant.
(4) The potential realizable value columns of the table above illustrate the value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the price of the Common Stock over the terms of the options. These amounts do not take into account provisions of certain options providing for termination of the options following termination of employment or vesting over periods of up to four years. The use of the assumed 5% and 10% values is established by the SEC and is not intended by the Company to forecast possible future appreciation of the price of the Common Stock.

Option Exercises in Fiscal 1999 and Fiscal Year-End Option Values

  The following table provides information related to options to purchase Common Stock issued by the Company and exercised by the Named Executive Officers during fiscal 1999 and the number and value of options held at fiscal year end.

                                                           Number of
                                                     Securities Underlying     Value of Unexercised
                                                    Unexercised Options at    In-the-Money Options at
                                                     September 30, 1999(1)     September 30, 1999(2)
                         Shares Acquired   Value   ------------------------- -------------------------
Name                       on Exercise   Realized  Exercisable Unexercisable Exercisable Unexercisable
----                     --------------- --------- ----------- ------------- ----------- -------------
Warner C. Blow..........           0     $       0  1,050,000     750,000        $ 0          $ 0
Paul L.H. Olson.........     115,000     1,829,100     25,000     150,000          0            0
Stephen R. Perkins......      93,750     1,145,625     25,000     192,500          0            0
J. Brad Sharp...........      28,750       508,887     90,000     847,500          0            0
Steven P. Shiflet.......      67,500     1,092,663          0      85,000          0            0

--------
(1) The Company has not granted stock appreciation rights.
(2) In accordance with SEC regulations, value was determined based upon the per share closing price of the Common Stock as reported by the NYSE on September 30, 1999 ($18 18/32) multiplied by the number of shares of Common Stock of the Company underlying such options.

Director Compensation

  Each director of the Company who is not also an employee of the Company or any of its subsidiaries (other than Mr. Williams) receives an annual fee of $30,000, plus $3,000 for each meeting of the Board or a committee thereof that he or she attends during the fiscal year. All directors are reimbursed for their out-of-pocket expenses incurred in connection with attendance at meetings of the Board and Board committees and other activities relating thereto. Directors are also eligible to receive discretionary grants of options to purchase shares of Common Stock under the terms of The Sterling Commerce, Inc. 1996 Stock Option Plan (the "1996 Stock Option Plan"). However, no such grants were made to directors during fiscal 1999.

SERP

  In connection with its acquisition of Informatics General Corporation in 1985, Sterling Software retained the Informatics Supplemental Executive Retirement Plan II ("SERP II"). The Company has adopted the Sterling Commerce, Inc. Supplemental Executive Retirement Plan ("SERP") to assume the obligations of Sterling Software under the SERP II with respect to Warner C. Blow. Mr. Blow is the only employee of the Company who participates in the SERP. No other employee, including the other Named Executive Officers, participates, or will be eligible to participate, in the SERP. As of September 30, 1999, Mr. Blow had accrued approximately 25 years of service under the SERP. The annual benefit payable upon retirement at age 65 or above under the SERP is equal to the lesser of (i) 2% of the participant's "final average pay," which is equal to the highest average of the participant's base salary plus the participant's bonuses (up to a maximum bonus amount not to exceed 50% of the participant's base salary in the applicable year) over three consecutive years of service, multiplied by the participant's years of service or (ii) 50% of the participant's final average pay less the annuity equivalent of an account balance equal to 3% of compensation for each year of service beginning with the calendar year of participation in the SERP II plus interest at an assumed rate (collectively, the "annuity offset"). For purposes of the annuity offset, the participant's compensation is equal to the participant's taxable wages up to the limit on qualified plan compensation for any calendar year under the Internal Revenue Code of 1986, as amended (the "Code"). Benefits paid under the SERP are adjusted in the event of disability or retirement prior to age
65. Benefits are also adjusted annually, upward or downward, to the extent that the increase or decrease, if any, in the Consumer Price Index for the preceding calendar year over the Consumer Price Index for the next preceding calendar year exceeds 5%. Benefits under the SERP are paid in the form of a joint and 50% survivor annuity (unless a Change in Control of the Company as defined in the SERP occurs) and are taxable as ordinary income.

  In the event of a Change in Control of the Company, the participant's SERP benefit is calculated by giving the participant credit for additional service equal to the number of months for which the participant would be entitled to severance benefits upon a termination of employment following the Change in Control and by calculating his base pay and bonus during each year of such service at the rates in effect for the year in which the Change in Control occurs. The present value of the SERP benefit as so calculated is payable to the participant in a single lump sum on the first day of the month following the Change in Control. If any portion of the SERP benefit would result in an excess parachute payment subject to excise tax for which no tax gross-up payment is provided under the participant's Change-in-Control Agreement, an additional payment would be made from the SERP to compensate the participant for the excise tax imposed on the SERP benefit.

  The following table shows the estimated annual benefits payable upon retirement at age 65 to the participant in the SERP for the indicated level of three-year average annual compensation and various periods of service. The amounts shown in the table may be subject to the annuity offset.

      Remuneration                            Years of service
      ------------             ----------------------------------------------------------------------------
                                  25                           30                           35
                               --------                     --------                     --------
      $  800,000               $400,000                     $400,000                     $400,000
         900,000                450,000                      450,000                      450,000
       1,000,000                500,000                      500,000                      500,000
       1,100,000                550,000                      550,000                      550,000
       1,200,000                600,000                      600,000                      600,000

Change-in-Control and Severance Agreements

  The Company has entered into an agreement (as amended, a "Change-in-Control Agreement") with each of the Named Executive Officers. Each Change-in-Control Agreement covers termination within a specified number of years after the date of a Change in Control (as defined in such agreements) and requires the Company to pay to such officer if, prior to expiration of such specified period, his employment is terminated with or without cause by the Company (other than upon such officer's death) or by such officer upon the occurrence of certain constructive termination events, a lump-sum amount equal to a multiple of such officer's annual salary, bonus and cash incentive compensation preceding such termination and to provide continuation of certain benefits for a specified number of months. The specified number of years, the multiple and the specified number of months referred to in the immediately preceding sentence are five, 500% and 60, respectively, in the case of Mr. Blow; four, 400% and 48, respectively, in the case of Mr. Sharp; and three, 300% and 36, respectively, in the case of Messrs. Olson, Perkins and Shiflet. In addition, if any payments (including payments under the Change-in-Control Agreement, any stock option agreement or otherwise) to such officer are determined to be "excess parachute payments" under the Code, such officer would be entitled to receive an additional payment (net of income taxes) to compensate such officer for the excise tax imposed by the Code on such payments.

  The Company has also entered into an agreement (a "Severance Agreement") with each of the Named Executive Officers, providing for the continued compensation of such officer in the event that the Company terminates his employment, with or without cause. Each such agreement requires the Company to pay the officer, upon his termination from employment by the Company, for a specified number of months (60 in the case of Mr. Blow, 48 in the case of Mr. Sharp, and 36 in the case of Messrs. Olson, Perkins and Shiflet), such officer's annual salary and bonus and to provide continuation of all benefits for the specified number of months. In the event of a termination of employment following a Change in Control, at the officer's option, the terms of his Change-in-Control Agreement may govern such termination in lieu of the terms of the Severance Agreement.

Consulting Agreement

  In fiscal 1998, the Company entered into an agreement (the "Consulting Agreement") with Mr. Williams pursuant to which Mr. Williams provides advisory services to the Executive Committee of the Board and the Chief Executive Officer of the Company and, for so long as the Board elects Mr. Williams as Chairman of the Board, he serves as Chairman. The Consulting Agreement is in lieu of and replaces the Chairman Agreement and the Change-in-Control Agreement that were previously in place between the Company and Mr. Williams. Under the Consulting Agreement, Mr. Williams is paid an annual fee for his services thereunder. In fiscal 1999, Mr. Williams was paid $800,000 under this agreement. Mr. Williams and the Company mutually agreed to increase the annual fee to $900,000 for fiscal 2000. In addition, Mr. Williams is entitled to participate in the Company's cash incentive bonus program and certain of the Company's employee benefit plans. Pursuant to the Consulting Agreement, Mr. Williams waived his right to receive fees and other compensation as a non-employee director of the Company. Under the terms of the Consulting Agreement, the Company will provide Mr. Williams with suitable office facilities, including secretarial support, or reimburse Mr. Williams for the cost of obtaining comparable facilities from third parties. The Company will also reimburse Mr. Williams for authorized expenses incurred in providing services under the Consulting Agreement.

  A notice of termination of the Consulting Agreement may be given by Mr. Williams at any time or by the Company at any time after Mr. Williams ceases to be Chairman. Upon such notice of termination, the term of the Consulting Agreement will automatically become a term of seven years and Mr. Williams would be entitled to continue receiving compensation under the Consulting Agreement during such seven-year term. At any time after a Change in Control (as defined in the Consulting Agreement), Mr. Williams would have the option of terminating the Consulting Agreement, whereupon the term of the Consulting Agreement, if it has not previously done so, would automatically become a term of seven years and Mr. Williams would be entitled to receive a lump sum amount equal to all compensation (annual fee and highest annual cash incentive bonus to be paid) due throughout the unexpired portion of the seven-year term, and all unvested Company stock options held by Mr. Williams would immediately vest and become exercisable. In addition, if any payments (including payments under any stock option agreement or otherwise) to Mr. Williams are determined to be "excess parachute payments" under the Code, Mr. Williams would be entitled to receive an additional payment (net of income taxes) to compensate him for the excise tax imposed by the Code on such payments. The Consulting Agreement will also terminate upon Mr. Williams's death.

  In addition to the above-described agreements, the Company has agreed to reimburse each of the Named Executive Officers for certain legal, financial and other professional services.

Executive and Option Committee Interlocks and Insider Participation

  The members of the Executive Committee have been and will be primarily responsible for determining executive compensation other than with respect to grants of stock options. The 1996 Stock Option Committee, the 1999 Stock Option Committee and the Special Stock Option Committee are responsible for determining grants of stock options. Each of Sam Wyly, Sterling L. Williams and Charles J. Wyly, Jr. is a member of the Executive Committee, the 1996 Stock Option Committee and the 1999 Stock Option Committee and participated in meetings with respect to compensation matters.

  Sam Wyly and Charles J. Wyly, Jr. are executive officers of both Sterling Software and Michaels Stores, members of the executive committees and the boards of directors of the Company, Sterling Software and Michaels Stores, members of stock option committees of the Company and Sterling Software and members of the board of directors of Scottish Annuity & Life Holdings, Ltd. Each is also a member of the compensation committee of Michaels Stores. In addition, Mr. Williams is a director of the Company and a director and executive officer of Sterling Software and a member of the respective executive committees, stock option committees and boards of directors of the Company and Sterling Software. Accordingly, Mr. Williams has participated in decisions related to compensation of executive officers of each of the Company and Sterling Software, and Sam Wyly and Charles J. Wyly, Jr. have participated in decisions related to compensation matters for each of the Company, Sterling Software and Michaels Stores. Evan A. Wyly, a director of the Company, is also a director of Michaels Stores and a director of Sterling Software. See Item
13. "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information regarding the beneficial ownership of Common Stock by each director of the Company (which includes all nominees), each Named Executive Officer (as defined below), the directors and executive officers of the Company as a group and each person or entity known by the Company to own 5% or more of the outstanding shares of Common Stock. Unless otherwise indicated, each person or entity listed below has sole voting and investment power with respect to such shares.

                                                   Shares of Common Stock
                                                   Owned Beneficially(1)
                                                --------------------------------
       Name                                       Number        Percent of Class
       ----                                     -----------     ----------------
Sterling L. Williams..........................   3,755,776 (2)        4.76%
Warner C. Blow................................   1,359,031 (3)        1.72%
J. Brad Sharp.................................     285,916 (4)           *
Paul L. H. Olson..............................     104,572 (5)           *
Stephen R. Perkins............................     108,044 (6)           *
Steven P. Shiflet.............................      53,084 (7)           *
Sam Wyly......................................   1,045,672 (8)         1.3%
Charles J. Wyly, Jr...........................     988,366 (9)         1.2%
Evan A. Wyly..................................      60,000 (10)          *
Robert E. Cook................................      35,000 (11)          *
Honor R. Hill.................................      25,000 (12)          *
All executive officers and directors as a
 group (13 persons)...........................   7,922,248 (13)      10.03%
AXA Conseil Vie Assurance Mutuelle and related
 entities, AXA and The Equitable Companies
 Incorporated and related entities............  10,595,169 (14)      13.25%
AMVESCAP PLC and related entities.............   4,833,440 (15)       6.04%
T. Rowe Price Associates, Inc. ...............   4,996,923 (16)       6.25%

--------
  * Less than 1%.
 (1) The number of shares shown includes outstanding shares owned by the person indicated on December 31, 1999 and shares underlying options owned by such person on December 31, 1999 that were exercisable within 60 days of such date. Persons holding shares of Common Stock pursuant to the Savings Plan generally have sole voting power, but not investment power, with respect to such shares.
 (2) Includes 3,750,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan.
 (3) Includes 1,350,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan and 4,031 shares of Common Stock held pursuant to the Savings Plan.
 (4) Includes 283,750 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan and 2,166 shares of Common Stock held pursuant to the Savings Plan.
 (5) Includes 100,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan. Also includes 2,090 shares of Common Stock held pursuant to the Savings Plan and 348 shares of Common Stock held by a revocable trust of which Mr. Olson's spouse is the sole beneficiary and trustee.
 (6) Includes 106,250 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan and 794 shares of Common Stock held pursuant to the Savings Plan.
 (7) Includes 50,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan and 3,084 shares of Common Stock held pursuant to the Savings Plan.
 (8) Includes 537,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan, 75,000 of which are currently held of record by a marital trust of which Sam Wyly's spouse is the trustee. Also includes 286,327 shares of Common Stock owned by family trusts of which Sam Wyly is trustee; 220,753 shares of Common Stock held of record by a limited partnership of which Sam Wyly is a general partner; and 1,592 shares of Common Stock held of record by Mr. Wyly's spouse.
 (9) Includes 250,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan. Also includes 503,477 shares of Common Stock owned by family trusts of which Charles J. Wyly, Jr. is trustee and 234,919 shares of Common Stock held of record by a limited partnership of which Charles J. Wyly, Jr. is a general partner.
(10) Shares of Common Stock held of record by a family limited partnership of which Evan A. Wyly is general partner.
(11) Includes 25,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan.
(12) Shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan.
(13) Includes 95,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 5,115 shares of Common Stock held pursuant to the Savings Plan by executive officers of the Company not named in the table above.
(14) Based on a Schedule 13 filed on February 16, 1999 by (i) AXA Counseil Vie Assurance Mutuelle (formerly Alpha Assurances Vie Mutuelle), AXA Assurances I.A.R.D. Mutuelle AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, as a group, (ii) AXA (formerly AXA-UAP) and (iii) The Equitable Companies Incorporated. It was reported that The Equitable Life Assurance Society of the United States, Alliance Capital Management L.P. and Donaldson, Lufkin & Jenrette Securities Corporation, each of which is a subsidiary of The Equitable Companies Incorporated, are deemed in the aggregate to have sole voting power with respect to 1,662,365 shares, shared voting power with respect to 8,788,550 shares, sole dispositive power with respect to 10,550,085 shares and shared dispositive power with respect to 45,084 shares. The address of AXA Conseil Vie Assurances Mutuelle is 100-101 Terrasse Boieldieu, 92042 Paris La Defense, France; the address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21, rue de Chateaudun, 75009 Paris, France; the address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris, France; the address of AXA is 9 Place Vendome, 75001 Paris, France; and the address of The Equitable Companies Incorporated is 1290 Avenue of the Americas, New York, New York 10104. The information regarding beneficial ownership of Common Stock by this group is included in reliance upon reports filed with the SEC by such parties, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such parties in such report and the number of shares of Common Stock outstanding on December 31, 1999.
(15) Based on a Schedule 13G/A filed on February 11, 1999 by AMVESCAP PLC, as the parent holding company of the following of its subsidiaries which acquired the securities reported thereon: AVZ, Inc., AIM Management Group Inc., AMVESCAP Group Services, Inc., INVESCO, Inc., INVESCO North American Holdings, Inc., INVESCO Funds Group, Inc. and INVESCO (NY) Asset Management, Inc. Each subsidiary is deemed to have shared dispositive power and shared voting power with respect to 4,833,440. The address of AMVESCAP PLC is 11 Devonshire Square, London EC2M 4YR, England and, in the United States, 1315 Peachtree Street, N.E., Atlanta, Georgia 30309. The information regarding beneficial ownership of Common Stock by AMVESCAP PLC, as parent holding company, is included in reliance upon a report filed with the SEC by AMVESCAP PLC, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such parties in such report and the number of shares of Common Stock outstanding on December 31, 1999.
(16) Based on a Schedule 13G filed on February 11, 1999 by T. Rowe Price Associates, Inc. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. The information regarding beneficial ownership of Common Stock by this group is included in reliance upon reports filed with the Securities and Exchange Commission by such group, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such group in such report and the number of shares of Common Stock outstanding on December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  In anticipation of the Company's public offering in March 1996 (the "Offering"), the Company and Sterling Software entered into various agreements under which amounts payable to and receivable from Sterling Software arise from time to time. During fiscal year 1999, the Company paid Sterling Software $73,653 under a space sharing agreement and the Company paid a subsidiary of Sterling Software $142,000 for aircraft services under an aircraft services agreement.

  Effective as of June 30, 1997, the Company and Sterling Software entered into an agreement (the "Termination Agreement") terminating the distributor agreement pursuant to which Sterling Software acted as the exclusive distributor of certain of the Company's products outside the United States and Canada. Contemporaneously with such termination, the Company purchased certain assets formerly used by Sterling Software in connection with the distribution of the Company's products under the international distributor agreement. In fiscal 1999, Sterling Software paid or agreed to pay the Company approximately $0.5 million with respect to certain post-closing account adjustments under the Termination Agreement.

  Sterling Software remains the guarantor of certain office leases and other obligations of the Company incurred pursuant to agreements entered into prior to the spin-off of the Company from Sterling Software. The aggregate amount due over the remaining terms of the agreements guaranteed by Sterling Software is approximately $12.6 million. The Company is obligated to indemnify Sterling Software for any liabilities incurred by Sterling Software as guarantor of such obligations, and the Company has agreed to use reasonable efforts to obtain a release of Sterling Software's obligations under the related guarantees. Sterling Software did not make any payments with respect to such guarantees during fiscal 1999.

  From time to time in the ordinary course of business, the Company and Sterling Software have used (internally or as part of product offerings) each other's software products. One of the intercompany agreements entered into in anticipation of the Offering was a license agreement covering certain software products then in use, or to be used by, the respective companies. During fiscal 1999, the Company and Sterling Software entered into a license agreement pursuant to which the Company licensed to Sterling Software certain of the Company's CONNECT:Manage products. Sterling Software paid total license and maintenance fees of approximately $2.3 million for these products. Also during fiscal 1999, the Company and Sterling Software entered into a license agreement pursuant to which the Company licensed certain of Sterling Software's application development products. The Company paid total license and maintenance fees of approximately $2.3 million for these products. The terms of each of the foregoing license agreements were the result of arms-length negotiations between the parties.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 1 to its Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING COMMERCE, INC.

Date: January 28, 2000                              /s/ Warner C. Blow
                                          By __________________________________
                                                      Warner C. Blow
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date: January 28, 2000                            /s/ Steven P. Shiflet
                                            -----------------------------------
                                                     Steven P. Shiflet
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)