Form 10-K/A
period 1999-09-30
STERLING COMMERCE INC
filed 2000-02-03
CIK 1005291

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                                AMENDMENT NO. 2

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

                                                                    Long-Term
                                                                   Compensation
                                   Annual Compensation                Awards
                         ----------------------------------------   Securities
   Name and Principal    Fiscal                     Other Annual    Underlying   All Other
        Position          Year   Salary  Bonus(1)  Compensation(2)  Options(3)  Compensation
   ------------------    ------ -------- --------  --------------  ------------ ------------
Warner C. Blow..........  1999  $700,000 $300,000     $265,693(4)           0     $13,838(5)
 Chief Executive Officer  1998   662,500  300,000      154,117              0      12,522
                          1997   550,000  250,000      158,483      1,000,000      14,382
J. Brad Sharp...........  1999   366,000  167,000       17,985(7)           0       6,191(8)
 President and Chief
  Operating Officer(6)    1998   244,000  147,994        4,255              0       6,191
                          1997   228,000  112,143        3,598        215,000       5,396
Paul L. H. Olson........  1999   292,000  149,605       20,615(7)           0       7,300(9)
 Executive Vice
  President and           1998   283,000   88,996       16,541              0       7,876
 President, Commerce
  Services Group          1997   260,000  141,423        9,312        200,000       6,130
Stephen R. Perkins......  1999   284,000  104,300        9,926(7)           0       6,258(10)
 Executive Vice
  President and           1998   255,000   71,603        4,909              0       6,939
 President,
  Communications          1997   228,000  131,701        7,904        195,000       6,516
 Software Group
Steven P. Shiflet.......  1999   252,600   59,650       14,235(7)           0       7,422(11)
 Senior Vice President
  and                     1998   237,000   66,000            0              0       4,800
 Chief Financial Officer  1997   214,000   71,560            0        105,000       4,500

--------
 (1) Reflects bonus earned during the fiscal year. In some instances, the payment of all or a portion of salary or bonus was deferred by the Named Executive Officer to a subsequent year.
 (2) Excludes perquisites and other personal benefits if the aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for such Named Executive Officer.
 (3) The Company has not granted stock appreciation rights.
 (4) Includes a $96,213 payment for reimbursement of taxes.
 (5) Includes $4,800 in contributions to the Sterling Commerce, Inc. Savings and Security Plan (the "Savings Plan") and $9,038 in respect of premiums on a life insurance policy for Mr. Blow's benefit.
 (6) Mr. Sharp was elected President of the Company in October 1999. Additionally, Mr. Sharp has served as Chief Operating Officer of the Company since October 1998. Prior to October 1998, Mr. Sharp served as Executive Vice President of the Company and President of the Company's Interchange Software Group.
 (7) Consists of payments for reimbursement of taxes.
 (8) Includes $4,800 in contributions to the Savings Plan and $1,391 in respect of premiums on a life insurance policy for Mr. Sharp's benefit.
 (9) Includes $4,800 in contributions to the Savings Plan and $2,500 in respect of premiums on a life insurance policy for Mr. Olson's benefit.
(10) Includes $4,800 in contributions to the Savings Plan and $1,458 in respect of premiums on a life insurance policy for Mr. Perkins' benefit.
(11) Includes $4,800 in contributions to the Savings Plan and $2,622 in respect of premiums on a life insurance policy for Mr. Shiflet's benefit.

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

Change-in-Control and Severance Agreements

  The Company has entered into an agreement (as amended, a "Change-in-Control Agreement") with each of the Named Executive Officers. Each Change-in-Control Agreement covers termination within a specified number of years after the date of a Change in Control (as defined in such agreements) and requires the Company to pay to such officer if, prior to expiration of such specified period, his employment is terminated with or without cause by the Company (other than upon such officer's death) or by such officer upon the occurrence of certain constructive termination events, a lump-sum amount equal to a multiple of such officer's annual salary, bonus and cash incentive compensation preceding such termination and to provide continuation of all benefits for a specified number of months. The specified number of years, the multiple and the specified number of months referred to in the immediately preceding sentence are five, 500% and 60, respectively, in the case of Mr. Blow; four, 400% and 48, respectively, in the case of Mr. Sharp; and three, 300% and 36, respectively, in the case of Messrs. Olson, Perkins and Shiflet. In addition, if any payments (including payments under the Change-in-Control Agreement, any stock option agreement or otherwise) to such officer are determined to be "excess parachute payments" under the Code, such officer would be entitled to receive an additional payment (net of income taxes) to compensate such officer for the excise tax imposed by the Code on such payments.

  The Company has also entered into an agreement (a "Severance Agreement") with each of the Named Executive Officers, providing for the continued compensation of such officer in the event that the Company terminates his employment, with or without cause. Each such agreement requires the Company to pay the officer, upon his termination from employment by the Company, for a specified number of months (60 in the case of Mr. Blow, 48 in the case of Mr. Sharp, and 36 in the case of Messrs. Olson, Perkins and Shiflet), such officer's annual salary and bonus and to provide continuation of certain benefits for the specified number of months. In the event of a termination of employment following a Change in Control, at the officer's option, the terms of his Change-in-Control Agreement may govern such termination in lieu of the terms of the Severance Agreement.

Consulting Agreement

  In fiscal 1998, the Company entered into an agreement (the "Consulting Agreement") with Mr. Williams pursuant to which Mr. Williams provides advisory services to the Executive Committee of the Board and the Chief Executive Officer of the Company and, for so long as the Board elects Mr. Williams as Chairman of the Board, he serves as Chairman. The Consulting Agreement is in lieu of and replaces the Chairman Agreement and the Change-in-Control Agreement that were previously in place between the Company and Mr. Williams. Under the Consulting Agreement, Mr. Williams is paid an annual fee for his services thereunder and is entitled to participate in the Company's cash incentive bonus program. In fiscal 1999, Mr. Williams was paid $800,000 in annual fees and a $300,000 bonus under this agreement. Effective for fiscal 2000, Mr. Williams and the Company mutually agreed to increase the annual fee to $880,000 and his bonus level to $330,000. In addition, Mr. Williams is entitled to participate in certain of the Company's employee benefit plans. Pursuant to the Consulting Agreement, Mr. Williams waived his right to receive fees and other compensation as a non-employee director of the Company. Under the terms of the Consulting Agreement, the Company will provide Mr. Williams with suitable office facilities, including secretarial support, or reimburse Mr. Williams for the cost of obtaining comparable facilities from third parties. The Company will also reimburse Mr. Williams for authorized expenses incurred in providing services under the Consulting Agreement.

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

--------
  * Less than 1%.
 (1) The number of shares shown includes outstanding shares owned by the person indicated on December 31, 1999 and shares underlying options owned by such person on December 31, 1999 that were exercisable within 60 days of such date. Persons holding shares of Common Stock pursuant to the Savings Plan generally have sole voting power, but not investment power, with respect to such shares.
 (2) Includes 3,750,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan.
 (3) Includes 1,350,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan and 4,031 shares of Common Stock held pursuant to the Savings Plan.
 (4) Includes 283,750 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan and 2,166 shares of Common Stock held pursuant to the Savings Plan.
 (5) Includes 100,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan. Also includes 2,090 shares of Common Stock held pursuant to the Savings Plan and 348 shares of Common Stock held by a revocable trust of which Mr. Olson's spouse is the sole beneficiary and trustee.
 (6) Includes 106,250 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan and 794 shares of Common Stock held pursuant to the Savings Plan.
 (7) Includes 50,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan and 3,084 shares of Common Stock held pursuant to the Savings Plan.
 (8) Includes 537,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan, 75,000 of which are currently held of record by a marital trust of which Sam Wyly's spouse is the trustee. Also includes 286,327 shares of Common Stock owned by family trusts of which Sam Wyly is trustee; 220,753 shares of Common Stock held of record by a limited partnership of which Sam Wyly is a general partner; and 1,592 shares of Common Stock held of record by Mr. Wyly's spouse.
 (9) Includes 250,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan. Also includes 503,477 shares of Common Stock owned by family trusts of which Charles J. Wyly, Jr. is trustee and 234,919 shares of Common Stock held of record by a limited partnership of which Charles J. Wyly, Jr. is a general partner.
(10) Shares of Common Stock held of record by a family limited partnership of which Evan A. Wyly is general partner.
(11) Includes 25,000 shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan.
(12) Shares of Common Stock that may be acquired upon exercise of options granted under the 1996 Stock Option Plan.
(13) Includes 95,000 shares of Common Stock that may be acquired upon exercise of options granted under the Option Plan and 5,115 shares of Common Stock held pursuant to the Savings Plan by executive officers of the Company not named in the table above.
(14) Based on a Schedule 13G/A filed on February 16, 1999 by (i) AXA Counseil Vie Assurance Mutuelle (formerly Alpha Assurances Vie Mutuelle), AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle and AXA Courtage Assurance Mutuelle, as a group, (ii) AXA (formerly AXA-UAP) and
     (iii) The Equitable Companies Incorporated. It was reported that The Equitable Life Assurance Society of the United States, Alliance Capital Management L.P. and Donaldson, Lufkin & Jenrette Securities Corporation, each of which is a subsidiary of The Equitable Companies Incorporated, are deemed in the aggregate to have sole voting power with respect to 1,662,365 shares, shared voting power with respect to 8,788,550 shares, sole dispositive power with respect to 10,550,085 shares and shared dispositive power with respect to 45,084 shares. The address of AXA Conseil Vie Assurance Mutuelle is 100-101 Terrasse Boieldieu, 92042 Paris La Defense, France; the address of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21, rue de Chateaudun, 75009 Paris, France; the address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris, France; the address of AXA is 9 Place Vendome, 75001 Paris, France; and the address of The Equitable Companies Incorporated is 1290 Avenue of the Americas, New York, New York 10104. The information regarding beneficial ownership of Common Stock by this group is included in reliance upon reports filed with the SEC by such parties, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such parties in such report and the number of shares of Common Stock outstanding on December 31, 1999.
(15) Based on a Schedule 13G/A filed on February 11, 1999 by AMVESCAP PLC, as the parent holding company of the following of its subsidiaries which acquired the securities reported thereon: AVZ, Inc., AIM Management Group Inc., AMVESCAP Group Services, Inc., INVESCO, Inc., INVESCO North American Holdings, Inc., INVESCO Funds Group, Inc. and INVESCO (NY) Asset Management, Inc. Each subsidiary is deemed to have shared dispositive power and shared voting power with respect to 4,833,440 shares. The address of AMVESCAP PLC is 11 Devonshire Square, London EC2M 4YR, England and, in the United States, 1315 Peachtree Street, N.E., Atlanta, Georgia 30309. The information regarding beneficial ownership of Common Stock by this group is included in reliance upon a report filed with the SEC by this group, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by such parties in such report and the number of shares of Common Stock outstanding on December 31, 1999.
(16) Based on a Schedule 13G filed on February 11, 1999 by T. Rowe Price Associates, Inc. It was reported that T. Rowe Price Associates, Inc. has sole voting power with respect to 656,314 shares and sole dispositive power with respect to 4,996,923 shares. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. The information regarding beneficial ownership of Common Stock by T. Rowe Price Associates, Inc. is included in reliance upon reports filed with the SEC by them, except that the percentage of Common Stock beneficially owned is based upon the Company's calculations made in reliance upon the number of shares of Common Stock reported to be beneficially owned by them in such report and the number of shares of Common Stock outstanding on December 31, 1999.

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

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A, Amendment No. 2 to its Annual Report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING COMMERCE, INC.

Date: February 3, 2000                              /s/ Warner C. Blow
                                          By __________________________________
                                                      Warner C. Blow
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date: February 3, 2000                            /s/ Steven P. Shiflet
                                            -----------------------------------
                                                     Steven P. Shiflet
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)