Form 10-Q
period 1999-12-31
STERLING COMMERCE INC
filed 2000-02-09
CIK 1005291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
         (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1999

                                      or

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

                           www.sterlingcommerce.com
                             Registrant's web page

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

As of February 7, 2000, the number of shares outstanding of the Registrant's Common Stock was 80,040,782.

                            STERLING COMMERCE, INC.
                               TABLE OF CONTENTS


                        Part I - Financial Information

Item 1.  Financial Statements
                                                                                        Page
                                                                                        ----

Sterling Commerce, Inc. Consolidated Balance Sheets at December 31, 1999 and
  September 30, 1999..................................................................     1

Sterling Commerce, Inc. Consolidated Statements of Operations for the Three Months
  Ended December 31, 1999 and 1998....................................................     2

Sterling Commerce, Inc. Consolidated Statement of Stockholders' Equity for the Three
  Months Ended December 31, 1999......................................................     3

Sterling Commerce, Inc. Consolidated Statements of Cash Flows for the Three Months
  Ended December 31, 1999 and 1998....................................................     4

Sterling Commerce, Inc. Notes to Consolidated Financial Statements....................     5

Item 2.  Management's Discussion and Analysis of Financial Condition and
  Results of Operations...............................................................     9


                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.............................................    15

                            STERLING COMMERCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share information)

                                   A S S E T S

                                                                                December 31,    September 30,
                                                                                    1999            1999
                                                                                ------------    -----------
                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents.................................................... $  83,701       $  61,574
  Marketable securities........................................................   196,916         200,444
  Accounts receivable, net.....................................................   156,286         171,485
  Deferred income taxes........................................................     8,740           9,748
  Prepaid expenses and other current assets....................................    27,682          28,605
  Net assets held for sale.....................................................    41,371          94,557
                                                                                ------------    -----------
      Total current assets.....................................................   514,696         566,413

Property and equipment, net of accumulated depreciation of $75,872 at
  December 31, 1999 and $67,523 at September 30, 1999..........................    98,975          97,091

Computer software, net of accumulated amortization of $61,126 at
  December 31, 1999 and $58,268 at September 30, 1999..........................    46,567          45,668

Excess cost over net assets acquired, net of accumulated amortization of
  $5,028 at December 31, 1999 and $4,809 at September 30, 1999.................    18,725          16,086

Other assets...................................................................    47,027          40,516
                                                                                ------------    -----------
                                                                                $ 725,990       $ 765,774
                                                                                ============    ===========


        L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

Current liabilities:
  Accounts payable and accrued liabilities..................................... $  70,549       $  81,690
  Income taxes payable.........................................................    15,890          20,512
  Deferred revenue.............................................................    77,685          81,026
                                                                                ------------    -----------
      Total current liabilities................................................   164,124         183,228
                                                                                ------------    -----------
Deferred income taxes..........................................................    40,111          38,481
Other noncurrent liabilities...................................................    25,571          26,160

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 50,000 shares authorized; no shares issued and outstanding...........................................................
  Common stock, $.01 par value; 300,000 shares authorized; 96,124 shares
    issued at December 31, 1999 and September 30, 1999........................        961             961
  Additional paid-in capital..................................................    763,681         763,639
  Retained earnings...........................................................    131,060         153,030
  Accumulated other comprehensive loss........................................     (2,370)         (2,010)
  Treasury stock, at cost; 16,140 shares at December 31, 1999
    and 16,160 shares at September 30, 1999...................................   (397,148)       (397,715)
                                                                                ------------    -----------
      Total stockholders' equity..............................................    496,184         517,905
                                                                                ------------    -----------
                                                                                $ 725,990       $ 765,774
                                                                                ============    ===========

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share information)
                                  (unaudited)


                                                             Three Months
                                                          Ended  December 31,
                                                       ------------------------
                                                            1999        1998
                                                       -----------  -----------
Revenues:
  Products...........................................  $   46,417   $  49,650
  Product support....................................      39,256      33,732
  Services...........................................      65,765      57,396
                                                        -----------  ----------
                                                          151,438     140,778

Costs and expenses:
  Costs of sales:
    Products and product support.....................      16,311      14,340
    Services.........................................      18,175      14,952
                                                        -----------  ----------
                                                           34,486      29,292

  Product development and enhancement expenses.......      12,032       9,220
  Selling, general and administrative expenses.......      67,999      58,204
                                                        -----------  ----------
                                                          114,517      96,716
                                                        -----------  ----------

Income before other income (expense) and income
  taxes..............................................      36,921      44,062

Other income (expense):
  Asset impairment charge - XcelleNet................     (50,000)
  Other income.......................................       3,150       6,250
                                                        -----------  ----------
                                                          (46,850)      6,250
                                                        -----------  ----------

Income (loss) before income taxes....................      (9,929)     50,312
Provision for income taxes...........................      11,916      18,379
                                                       -----------  -----------
Net income (loss)....................................  $  (21,845)  $  31,933

                                                       ===========  ===========
Income (loss) per common share:
  Basic..............................................  $    (0.27)  $    0.34
                                                       ===========  ===========
  Diluted............................................  $    (0.27)  $    0.33
                                                       ===========  ===========
                            See accompanying notes.

                            STERLING COMMERCE, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Three Months Ended December 31, 1999
                                (in thousands)
                                  (unaudited)

                                                                                      Accumulated
                                                             Additional                  Other
                                             Common Stock      Paid-in    Retained   Comprehensive   Treasury Stock       Total
                                            ----------------                                        ----------------   Stockholders'
                                            Shares    Amount   Capital    Earnings       Loss       Shares    Amount      Equity
                                            ------    ------   -------    --------   -------------  ------    ------   -------------

   Balance at September 30, 1999............ 96,124   $961     $763,639   $153,030   $(2,010)       16,160    $(397,715)   $517,905
   Net loss.................................                               (21,845)                                         (21,845)
   Foreign currency translation adjustment..                                            (110)                                  (110)
   Unrealized loss on marketable
     securities, net of tax.................                                            (250)                                  (250)
                                                                                                                            --------
   Total comprehensive loss.................                                                                                (22,205)
                                                                                                                            --------
   Issuance of common stock pursuant to
     employee stock plans, including tax
     benefit................................                         42       (125)                    (20)         567         484
                                              ------  ----     --------    --------  --------         ------  ----------   ---------
   Balance at December 31, 1999.............  96,124  $961     $763,681    $131,060  $(2,370)         16,140  $(397,148)   $496,184
                                              ======  ====     ========    ========  ========         ======  ==========   =========

                            STERLING COMMERCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                       Three Months
                                                                                                     Ended December 31,
                                                                                             -------------------------------
                                                                                                 1999               1998
                                                                                             ------------       ------------

Operating activities:
  Net income (loss)..........................................................                 $ (21,845)         $  31,933
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization.........................................                    16,092             16,183
       Provision for losses on accounts receivable...........................                     1,932                573
       Provision for deferred income taxes...................................                        20              1,297
       Asset impairment charge - XcelleNet...................................                    50,000
       Changes in operating assets and liabilities:
         Accounts receivable.................................................                    13,267              3,513
         Prepaid expenses, other assets and net assets held for sale.........                    (2,891)            (6,488)
         Accounts payable, accrued liabilities and income taxes payable......                   (15,763)             4,334
         Deferred revenue....................................................                    (3,341)               616
         Other...............................................................                    (3,801)             2,950
                                                                                             ------------       ------------
           Net cash provided by operating activities.........................                    33,670             54,911
                                                                                             ------------       ------------

Investing activities:
  Purchases of property and equipment........................................                   (10,067)           (12,300)
  Purchases and capitalized cost of development of computer software.........                    (5,238)            (6,905)
  Purchases of investments...................................................                   (10,127)           (61,177)
  Sales of investments.......................................................                    13,405             44,683
                                                                                             ------------       ------------
           Net cash used in investing activities.............................                   (12,027)           (35,699)
                                                                                             ------------       ------------

Financing activities:
  Issuance of common stock...................................................                       484             19,894
                                                                                             ------------       ------------
           Net cash provided by financing activities.........................                       484             19,894
                                                                                             ------------       ------------

Increase in cash and cash equivalents........................................                    22,127             39,106

Cash and cash equivalents at beginning of period.............................                    61,574            354,948
                                                                                             ------------       ------------

Cash and cash equivalents at end of period...................................                 $  83,701          $ 394,054
                                                                                             ============       ============

                            See accompanying notes.

                            STERLING COMMERCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Summary of Significant Accounting Policies

    The Company

    Sterling Commerce, Inc. (the "Company") was incorporated in December 1995. The Company, through its predecessors and subsidiaries, has been providing solutions to allow businesses to conduct transactions electronically with their trading partners for more than 25 years and has customers in many industries, including banking, "E-tailing," healthcare, insurance, manufacturing, pharmaceuticals, retailing, telecommunications, government and transportation. The Company has direct operations in 20 countries outside of the United States, a Pan-European support center in Amsterdam, a Pan-Asian support and development center in Singapore and more than 40 distributors worldwide.

    Basis of Presentation

    The Company's consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for the comparative period have been reclassified to conform to the current year presentation. The financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies and the results of operations. While management has based its assumptions and estimates on facts and circumstances currently known, final amounts may differ from such estimates.
The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Sterling Commerce, Inc. 1999 Annual Report on Form 10-K.

    Revenue

    The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition." The Company adopted the provisions of Statement of Position 98-9, "Modification of Statement of Position 97-2, Software Revenue Recognition, with Respect to Certain Transactions" effective with its fiscal year beginning October 1, 1999. The adoption of Statement of Position 98-9 did not significantly impact the Company.

    Revenue from license fees for software products is recognized when the software is delivered, when there is persuasive evidence that an arrangement exists, when the fee is fixed and determinable and when collection is probable. If software license transactions include the right to receive future products, a portion of the software license revenue is deferred and recognized when such products are delivered. Revenue from services is recognized as the services are performed.

    If software product licensing transactions include multiple elements, each element of the software licensing is separately identified and accounted for based on the relative fair value of such element when vendor-specific objective evidence ("VSOE") exists for all elements. In the absence of VSOE for one or more of the delivered elements, revenue is recognized by means of the residual method. Revenue is not recognized on any element of the license arrangement if undelivered elements are essential to the functionality of the delivered elements.

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

    Income (Loss) Per Common Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):
                                                               Three Months
                                                             Ended December 31,
                                                           ---------------------
                                                              1999        1998
                                                           ----------  ---------

    Basic:
      Net income (loss)..................................  $ (21,845)  $  31,933
                                                           ==========  =========
      Weighted average common shares outstanding.........     79,970      94,680
                                                           ==========  =========
      Income (loss) per common share.....................  $   (0.27)  $    0.34
                                                           ==========  =========
    Diluted:
      Net income (loss)..................................  $ (21,845)  $  31,933
                                                           ==========  =========
      Weighted average common shares outstanding.........     79,970      94,680
      Net effect of dilutive stock options (1)...........                  2,796
                                                           ----------  ---------
      Diluted weighted average common shares outstanding.     79,970      97,476
                                                           ==========  =========
      Income (loss) per common share.....................  $   (0.27)  $    0.33
                                                           ==========  =========
     __________
     1. Due to the net loss reported for the three months ended December 31, 1999, 1.0 million antidilutive stock options have been excluded from diluted loss per common share since these would reduce the net loss per common share. Additionally, for the three months ended December 31, 1999 and 1998, 4.1 million and 1.8 million, respectively, antidilutive stock options were excluded from the computation of diluted income
         (loss) per common share due to the option exercise prices being greater than the average market price.

     Comprehensive Income

     The Company's comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains or losses on marketable securities. Comprehensive income (loss) was $(22.2) million and $32.3 million during first quarter 2000 and first quarter 1999, respectively.

     2.  Income Taxes

    The effective income tax rate for first quarter 2000 differed from the statutory rate primarily due to the asset impairment charge of $50.0 million which includes $40.9 million for the write-off of non-deductible goodwill.

3.  Unaudited Interim Financial Statements

    The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.

4.  Reorganization and Unusual Costs

    The unpaid balances of reorganization and unusual costs are classified as accounts payable and accrued liabilities in the Company's consolidated balance sheets.

    1999 Reorganization and Unusual Costs

    At September 30, 1999 the unpaid balance of 1999 reorganization and unusual costs was $14.2 million and was comprised of $10.2 million of excess facilities costs, $3.0 million of employee termination costs and $1.0 million related to other items. During the quarter ended December 31, 1999 the Company paid $2.2 million of excess facilities costs, $1.8 million of employee termination costs and $0.2 million related to other items. At December 31, 1999 the unpaid balance of 1999 reorganization and unusual costs was $10.0 million and was comprised of $8.0 million of excess facilities costs, $1.2 million of employee termination costs and $0.8 million related to other items.

    1998 Reorganization and Unusual Costs

    The unpaid balance remaining for 1998 reorganization and unusual costs at September 30, 1999 and December 31, 1999, was $3.6 million and $2.8 million, respectively.

5.  Sale of XcelleNet

    During the fourth quarter of fiscal 1999, the Company determined that the product lines acquired in its 1998 acquisition of XcelleNet, Inc. ("XcelleNet") were not sufficiently strategic to its future growth plans. The Company found that the XcelleNet products were still primarily utilized for information technology systems management, and the customers and sales processes utilized were different than those for the Company's other infrastructure products. Therefore, the Company decided to sell the XcelleNet business.

    On January 26, 2000, the Company entered into a definitive Asset Purchase Agreement (the "Asset Purchase Agreement") to sell to an affiliate of Francisco Partners, L.P., the net operating assets of XcelleNet. The sale price for the net operating assets of XcelleNet is $50.0 million, subject to adjustment, consisting of $40.0 million in cash and a $10.0 million unsecured subordinated promissory note. The sale is expected to be consummated during the second quarter of fiscal 2000. During the three months ended December 31, 1999, the Company recorded an impairment charge of $50.0 million to adjust the carrying value of the XcelleNet net assets to their estimated net realizable value. The impairment charge related primarily to excess costs over net assets acquired and to a lesser extent computer software.

    Revenues and expenses for XcelleNet for the three months ended December 31, 1999 were $13.3 million and $66.2 million (which includes the $50.0 million charge), respectively. During the three months ended December 31, 1998, revenues were $12.7 million and expenses were $12.9 million. The net assets of XcelleNet were used in the Company's operations during the first quarter of fiscal 2000; therefore, depreciation and amortization related to these assets was not suspended. The net assets of XcelleNet at December 31, 1999 and September 30, 1999 are presented in the consolidated balance sheets as net assets held for sale.

6.  Business Segments

    The Company's four reportable business segments are COMMERCE, GENTRAN, CONNECT and Managed Services. The business segments are organized based upon products sold and services provided and are individually managed. Each business segment offers a distinct family of products and/or services to E-Business communities worldwide. However, a business segment may sell another business segment's products and services.

    COMMERCE markets and sells the Company's E-Community Management offerings. E-Community Management offerings are services to build, manage and service integrated business partner communities for Global 5000 and other companies. GENTRAN is responsible for E-Business Process Integration (''BPI''). BPI offerings are software products and related services that facilitate end-to-end integration of business processes within and among enterprises and organizations. CONNECT offers the Company's E-Business Communications Infrastructure (''EBCI'') products and services. The Company's EBCI products and services focus specifically on the complexities of managing data delivery within and between enterprises and organizations. Managed Services provides E-Sourcing which consists of consulting, implementation, education and outsourcing services generally in support of the Company's other business segments.

                                                                                   Managed
                  1999                       COMMERCE      GENTRAN      CONNECT      Services     Other (1)      Consolidated
 -------------------------------------       --------      -------      -------      --------     ---------      ------------

  Revenues from external customers......       $55,424      $18,777      $46,981      $12,327      $ 17,929          $151,438
  Revenues from intersegment
    transactions..........................                    1,624                                  (1,624)
  Income (loss) before income taxes(2)..        23,398        3,783       14,258        2,456       (53,824)           (9,929)

                  1998
 -------------------------------------

  Revenues from external customers....         $48,508      $18,279      $45,139      $11,931      $ 16,921          $140,778
  Revenues from intersegment
    transactions........................                      1,230                                  (1,230)
  Income before income taxes..........          21,856        3,423       17,863        3,336         3,834            50,312

___________

1. Primarily comprised of corporate items which are not allocated to business segments (see 2 below), elimination of intersegment transactions and business segments which are not separately reported.

2. Income (loss) before income taxes in the other column includes an asset impairment charge of $50.0 million in 1999 (see Note 5).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto of this report.

    The Company operates within four reportable business segments: COMMERCE, GENTRAN, CONNECT and Managed Services, which are organized based upon products sold and/or services provided (see Note 6--Notes to Consolidated Financial Statements). Each business segment offers a distinct family of products and/or services to E-Business communities worldwide. However, a business segment may sell another business segment's products and services. During the fourth quarter of 1999, the Company determined that the product lines acquired in the 1998 acquisition of XcelleNet, Inc. ("XcelleNet") were not sufficiently strategic to its future growth plans. On January 26, 2000, the Company entered into a definitive agreement to sell the net operating assets of XcelleNet.

    The Company's recurring revenues include revenue from annual and multi-year product support agreements having terms ranging generally from one to three years; fixed-term product license agreements having terms ranging generally from month-to-month to year-to-year; and COMMERCE services agreements that are cancelable upon 30 days' notice. The Company includes the entire portion of the recognized revenue from COMMERCE services agreements in recurring revenues, although no assurances can be given that such agreements will not be canceled.

    Internet-related revenues are revenues derived primarily from products and services in the COMMERCE, GENTRAN and CONNECT families that are implemented directly on the Internet or used with Internet-based technologies, including extranet and intranet configurations. Examples include Web-based E-business message management software, software for the movement and management of information over extranets and intranets, management of E-business communities over extranets and related consulting services.

Three Months Ended December 31, 1999 (first quarter 2000) and 1998 (first quarter 1999)

    Total revenues increased $10.7 million or 8% in first quarter 2000 compared to first quarter 1999. The revenues increase was due to a $5.5 million or 16% increase in product support revenue and a $8.4 million or 15% increase in services revenue, offset by a $3.2 million or 7% decrease in products revenue. The decrease in products revenue was due primarily to a decrease in licensing of CONNECT and XcelleNet software products and the increase in product support revenue was due primarily to an increase product support services provided for CONNECT and GENTRAN software products. The increase in services revenue was primarily due to COMMERCE services customer volume growth and the addition of new customers. Products revenue, product support revenue and services revenue represented 31%, 26% and 43%, respectively, of total 2000 first quarter revenues compared to 35%, 24% and 41%, respectively, of total 1999 first quarter revenues. The Company's recurring revenues increased $13.1 million or 17% in first quarter 2000 compared to the same period of 1999 and represented 59% and 54%, respectively, of total revenues during first quarter 2000 and 1999. The Company's Internet-related revenues increased 72% to $68.1 million for first quarter 2000 from $39.6 million for the comparative period. Approximately $15.2 million of the first quarter 2000 amount is attributable to newly identified Internet usage not included in the prior year involving the Company's communication infrastructure products.

    The Company's revenue growth rate is lower as compared to prior periods primarily due to (i) a slowdown in product licensing and related product support and services as a result of customers delaying new licensing decisions and software implementation and integration services as a result of year 2000 issues ("Y2K") and (ii) lower than expected growth from certain of the Company's more traditional EDI and file transfer products due to the maturity of these market segments combined with the penetration of the Company's products in these segments. The Company believes some dampening effects of Y2K may continue into its second fiscal quarter of 2000 for products and product support revenues and, particularly because of the inherent ramp-up time for IT project implementations, for managed services revenue. The Company has provided services specific to Y2K consulting and testing for customers and their trading communities. However, these Y2K specific services were not sufficient to offset the lower growth trend in revenues due to the effects of Y2K as described above.

    Revenues from the COMMERCE business segment increased $6.9 million or 14% in first quarter 2000 compared to first quarter 1999, primarily due to a 16% increase in services revenue, offset by a slight decrease in products support revenue. The increase in products revenue is primarily due to increased international software licensing. The increase in services revenue was primarily due to an increase in customer transaction volume and the addition of new customers. Approximately 16% of the Company's total international revenues were generated by the COMMERCE business segment during first quarter 2000, compared to 14% in first quarter 1999.

    Revenues from the GENTRAN business segment increased $0.9 million or 5% in first quarter 2000 compared to first quarter 1999, primarily due to a 15% increase in product support revenue and to a lesser extent, an increase in services revenue offset by a 5% decrease in products revenue. The increase in product support revenue was primarily due to an expansion of the installed customer base and international growth. The increase in services revenue was primarily due to an increase in services provided to international customers. Approximately 20% of the Company's total international revenues was generated by the GENTRAN business segment during first quarter 2000, compared to 19% in first quarter 1999.

    Revenues from the CONNECT business segment increased $1.8 million or 4% in first quarter 2000 compared to first quarter 1999, primarily due to a 15% increase in product support revenue primarily due to an increase in the installed customer base and international product support revenue offset by a 2% decrease in products revenue. Approximately 50% of the Company's total international revenues was generated by the CONNECT business segment during first quarter 2000, compared to 51% in first quarter 1999.

    Revenue from the Managed Services business segment increased $0.4 million or 3% in first quarter 2000 compared to the first quarter 1999. The revenue increase was due primarily to an increase in international services and to a lesser extent continued Y2K services. Managed Services revenue was overall negatively impacted by customer decisions to stop or not implement projects in connection with Y2K. Approximately 6% of the Company's total international revenues was generated by the Managed Services business segment during first quarter 2000, compared to 7% in first quarter 1999.

    Total revenues generated from the Company's international operations were $36.7 million and $30.9 million during first quarter 2000 and first quarter 1999, respectively, representing an increase of $5.8 million or 19%. This was due primarily to an increase of 36% in international revenues by the COMMERCE business segment, a 26% increase by the GENTRAN business segment, a 16% increase by the CONNECT business segment and a 10% increase by the Managed Services business segment. Revenues from the Company's international operations represented 24% of total revenues in first quarter 2000 compared to 22% in first quarter 1999.

    Total costs and expenses increased $17.8 million or 18% during first quarter 2000 as compared to the same period of 1999. The increase in total costs and expenses is primarily due to a 30% increase in product development and enhancement expenses, an 18% increase in cost of sales and a 17% increase in selling, general and administrative expenses. The increase in total costs and expenses of the COMMERCE, GENTRAN, CONNECT and Managed Services business segments are 21%, 6%, 17% and 15%, respectively. The increase in total costs and expenses of the COMMERCE, CONNECT and GENTRAN business segments relate to increases in revenues, revenue support activities and international expansion. The increase in total costs and expenses of the Managed Services business segment resulted primarily from an increased number of personnel needed to support anticipated revenue growth in the current and future quarters and increased revenue support activities.

    Total cost of sales consists primarily of salaries and related expenses for product support, managed services, data center and communications personnel, and related expenses for the Company's data center and other facilities, communications, product media, duplication, packaging and shipping. Total costs of sales increased $5.2 million or 18%, in first quarter 2000 as compared to the comparative period of fiscal 1999. As a percentage of total revenues, total costs of sales increased to 23% for first quarter 2000 from 21% for first quarter 1999. Costs of sales for products and product support increased $2.0 million or 14%, primarily due to increased costs associated with a larger installed customer base and to a lesser extent increased costs related to software licensing. Costs of sales for products and product support as a percentage of revenues increased to 11% in first quarter 2000 from 10% in the first quarter 1999. Costs of sales for services increased $3.2 million or 22%, primarily due to higher costs associated with providing Managed Services education and consulting, as described above, and the growth in COMMERCE services revenue. As a percentage of total revenues, costs of sales for services increased to 12% for first quarter 2000 from 11% for first quarter 1999. Cost of sales includes $11.4 million and $9.0 million of depreciation and amortization for first quarter 2000 and 1999, respectively.

    Product development and enhancement expenses consists primarily of salaries and related expenses from product development personnel and outside contractor costs, together with the cost of related facilities and equipment. Product development and enhancement expenses for first quarter 2000 were $12.0 million, net of $4.0 million capitalized pursuant to Statement of Financial Accounting Standards No. 86, ''Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed'' (''FAS 86''), an increase of $2.8 million or 30% compared to first quarter 1999 product development and enhancement expenses of $9.2 million, net of $5.7 million capitalized pursuant to FAS 86. The increase was primarily due to higher gross product development expense relating to products under development during the current quarter, including those under the Company's new growth initiatives. As a percentage of total revenues, product development and enhancement expenses increased to 8% for first quarter 2000 from 7% for first quarter 1999. As a percentage of total development and enhancement expenses, total capitalized costs decreased to 25% in the current quarter from 38% in the comparative quarter. Product development and enhancement expenses and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

    Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses of sales, marketing, administrative, executive and financial personnel, as well as outside professional fees, facilities and depreciation expenses. Selling, general and administrative expenses increased $9.8 million or 17% during first quarter 2000 compared to first quarter 1999, primarily due to an increase in sales, marketing and administrative support activities needed to support revenue generating activities. As a percentage of total revenues, selling, general and administrative expenses increased to 45% for the current quarter from 41% for the comparative quarter.

    Income before other income and income taxes was $36.9 million for first quarter 2000 as compared to $44.1 million for first quarter 1999 due to a $10.7 million increase in revenues offset by a $17.8 million increase in total costs. Other income (expense) decreased $53.1 million primarily due to a $50.0 million asset impairment charge (see sale of XcelleNet below) and a $3.1 million decrease in other income due to lower investment income as a result of lower invested balances resulting from the Company's repurchases of its stock.

    Provision for income taxes decreased $6.5 million for first quarter 2000 compared to first quarter 1999, primarily due to the decrease in income before income taxes associated with the XcelleNet asset impairment charge, a substantial portion of which is nondeductible for tax purposes.

Reorganization and Unusual Costs

    The unpaid balances of reorganization and unusual costs are classified as accounts payable and accrued liabilities in the Company's consolidated balance sheets.

    1999 Reorganization and Unusual Costs

    At September 30, 1999 the unpaid balance of 1999 reorganization and unusual costs was $14.2 million and was comprised of $10.2 million of excess facilities costs, $3.0 million of employee termination costs and $1.0 million related to other items. During first the first quarter of fiscal 2000 the Company paid $2.2 million of excess facilities costs, $1.8 million of employee termination costs and $0.2 million related to other items. At December 31, 1999 the unpaid balance of 1999 reorganization and unusual costs was $10.0 million and was comprised of $8.0 million of excess facilities costs, $1.2 million of employee termination costs and $0.8 million related to other items.

    1998 Reorganization and Unusual Costs

    The unpaid balance remaining for 1998 reorganization and unusual costs at September 30, 1999 and December 31, 1999 was $3.6 million and $2.8 million, respectively.

Sale of XcelleNet

    During the fourth quarter of fiscal 1999, the Company determined that the product lines acquired in the 1998 XcelleNet acquisition were not sufficiently strategic to its future growth plans. The Company found that the XcelleNet products were still primarily utilized for information technology systems management, and the customers and sales processes utilized were different than those for the Company's other infrastructure products. Therefore, the Company decided to sell the XcelleNet business (see Note 5-Notes to the Consolidated Financial Statements).

    On January 26, 2000, the Company entered into a definitive Asset Purchase Agreement (the "Asset Purchase Agreement") to sell to an affiliate of Francisco Partners, L.P., the net operating assets of XcelleNet. The purchase price for the assets of XcelleNet is $50.0 million, subject to adjustment, consisting of $40.0 million in cash and a $10.0 million unsecured subordinated promissory note. The sale is expected to be consummated during the second quarter of fiscal 2000. During the three months ended December 31, 1999, the Company recorded an impairment charge of $50.0 million to adjust the carrying value of the XcelleNet net assets to their estimated net realizable value. The impairment charge related primarily to excess costs over net assets acquired and to a lesser extent computer software.

    The results of operations of the Company without the XcelleNet business and the asset impairment charge are supplementally presented below in order to provide meaningful information which will represent the continuing operations of the Company after the sale (in thousands, except per share information).


                                                               Three Months                Comparative               Percent of
                                                            Ended December 31,               Change                Total Revenue
                                                            ------------------          -----------------          ---------------
                                                            1999         1998           $$$            %           1999       1998
                                                            ----         ----           ---           ---          ----       ----
  Revenues:
    Products..........................................     $ 41,435     $ 42,818        $(1,383)       (3)%         30%       33%
    Product support...................................       32,456       28,768          3,688        13%          23%       23%
    Services..........................................       64,241       56,463          7,778        14%          47%       44%
                                                           ---------    ---------      ---------                  ------    ------
                                                            138,132      128,049         10,083         8%         100%      100%
  Costs and expenses:
    Cost of sales:
    Products and product
      support.........................................       10,496       10,104            392         4%           8%        8%
    Services..........................................       17,066       13,981          3,085        22%          12%       11%
                                                           ---------    ---------      ---------                  ------    ------
                                                             27,562       24,085          3,477        14%          20%       19%
    Product development
      and enhancement expenses........................        9,611        7,455          2,156        29%           7%        6%
    Selling, general and
      administrative expenses.........................       61,165       52,259          8,906        17%          44%       40%
                                                           ---------    ---------      ---------                  ------    ------
                                                             98,338       83,799         14,539        17%          71%       65%
                                                           ---------    ---------      ---------                  ------    ------

    Income before other income
      and income taxes................................       39,794       44,250         (4,456)      (10)%         29%       35%

    Other income......................................        3,155        6,227         (3,072)      (49%)          2%        4%
                                                           ---------    ---------      ---------                  ------    ------
    Income before income taxes........................       42,949       50,477         (7,528)      (15)%         31%       39%
    Provision for income taxes........................       15,610       18,048         (2,438)      (14)%         11%       14%
                                                           ---------    ---------      ---------                  ------    ------
    Net income........................................     $ 27,339     $ 32,429        $(5,090)      (16)%         20%       25%
                                                           =========    =========      =========                  ======    ======
    Income per common share:
      Basic...........................................        $0.34        $0.34
                                                           =========    =========
      Diluted.........................................        $0.34        $0.33
                                                           =========    =========

    A reconciliation from the amounts reported in the consolidated statements of operations to the amounts reported above is as follows (in thousands):

                                                 Income Before
                                                 Other Income
                                                 (Expense) and
                                                 Income Taxes                   Net Income (Loss)
                                             -----------------------   ----------------------------
                                                          Three Months Ended December31,
                                             ------------------------------------------------------
                                               1999           1998           1999            1998
                                             --------       --------      ---------        --------
    As reported..........................    $36,921        $44,062       $(21,845)        $31,933
    XcelleNet business...................      2,873            188          2,691             496
    Asset impairment charge, net of tax
        benefit..........................                                   46,493
                                             --------       --------      ---------        --------
                                             $39,794        $44,250       $ 27,339         $32,429
                                             ========       ========      =========        ========

    Liquidity and Capital Resources

    Excluding net assets held for sale, the Company had $309.2 million of working capital at December 31, 1999, including $83.7 million of cash and cash equivalents and $196.9 million of marketable securities. At September 30, 1999, the Company had $288.6 million of working capital.

    Net cash flows from operations decreased $21.2 million to $33.7 million in first quarter 2000 as compared to first quarter 1999. Cash provided from operations during first quarter 2000 was primarily due to profitable results of operations (exclusive of a non-cash asset impairment charge) and decreases in accounts receivable offset by decreases in accounts payable, accrued liabilities, income taxes payable and deferred revenue. A portion of the Company's cash flow from operations during first quarter 2000 and 1999 was used to fund software additions and capital expenditures. Software expenditures during first quarter 2000 were $5.2 million as compared to $6.9 million in first quarter 1999. Capitalization related to XcelleNet was $1.7 million for first quarter 1999; however, no amounts were capitalized for XcelleNet in first quarter 2000 due to the pending sale of that business. Additionally, there were a greater number of projects in the research and development phase during first quarter 2000 compared to first quarter 1999. The software expenditures during the current quarter were primarily for new products and enhancements of products. Property and equipment purchases of $10.1 million for first quarter 2000 were primarily for purchases of equipment for processing systems and computer equipment purchases.

    Terms of the sale of the XcelleNet business provide for the Company to receive $40.0 million in cash and a $10.0 million unsecured subordinated promissory note upon closing. The sale is expected to be consummated during second quarter of fiscal 2000. The sales price is subject to adjustment per the agreement.

    At December 31, 1999, the Company's capital resource commitments consisted primarily of commitments under lease arrangements for office space and equipment activities. The Company currently intends to meet such obligations from cash flows from operations. There are no significant commitments for future capital expenditures. The Company believes available balances of cash and cash equivalents and marketable securities, combined with cash flows from operations, are sufficient to meet the Company's working capital requirements for the foreseeable future.

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


Forward-Looking Information

    This report and other reports and statements published by the Company from time to time (collectively, ''Published Reports'') contain, or may contain, certain forward-looking statements and information that are based on the beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. When used in Published Reports, words such as ''anticipate,'' ''believe,'' ''estimate,'' ''expect,'' ''future,'' ''intend,'' ''plan'' and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any risks and uncertainties specifically identified in the text surrounding such statements, those risks discussed herein under the section titled ''Risk Factors,'' uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned. The Company does not intend to update the forward-looking statements contained in this or other Published Reports.

                          Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

   (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

         27.1  --  Financial Data Schedule

   (b)   Reports on Form 8-K:

         On January 28, 2000 the Company filed a Current Report on Form 8-K dated January 27, 2000 which included information under Item 5 (Other Events).

         On November 15, 1999 the Company filed a Current Report on Form 8-K dated November 15, 1999 which included information under Item 5 (Other Events).

   Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              STERLING COMMERCE, INC.





Date:  February 9,  2000                      By:   /s/ Steven P. Shiflet
                                   --------------------------------------------
                                                  Steven P. Shiflet
                                              Senior Vice President and
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


       27.1    -   Financial Data Schedule